Form 10-Q
period 1993-12-31
AMERICAN RICE INC
filed 1994-04-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



                                 FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the three months ended December 31, 1993

                       Commission File Number    0-17039


                               AMERICAN RICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Texas                                 76-0231626
     ------------------------------                 ------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


          16825 Northchase, Suite 1500
                 Houston, Texas                           77060
     ----------------------------------------           ----------
     (Address of Principal Executive Offices)           (Zip Code)


                               (713) 873-8800
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of February 1, 1994 is 12,219,461 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                  December 31 March 31,
                                                        1993       1993
                                                    ---------  ---------

ASSETS

Current assets:
  Cash                                                  $971     $2,740
  Accounts receivable                                 33,030     17,692
  Inventories
    Raw materials                                     36,801      3,545
    Finished goods                                    25,170      7,885
  Prepaid expenses                                       841        819
  Deferred income taxes                                1,693          0
                                                    ---------  ---------
    Total current assets                              98,506     32,681

Investment in American Rice, Inc.                          0     16,294
Net assets of Houston property held for sale          21,958          0
Other assets                                          11,999      6,047
Receivable from related party                         10,611     12,059
Property, plant and equipment, net                    35,345     10,434
                                                    ---------  ---------
  Total assets                                      $178,419    $77,515
                                                    =========  =========



See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                  December 31 March 31,
                                                        1993       1993
                                                    ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $34,444    $25,121
  Accounts payable and accrued expenses               45,883     12,883
  Income taxes payable                                   270          0
  Current portion of long-term and
    subordinated debt                                  5,960        160
                                                    ---------  ---------
    Total current liabilities                         86,557     38,164

Long-term debt                                        57,648     21,578
Subordinated debt                                      1,094      1,094
Deferred income taxes                                  2,186          0
Minority interest                                         51        790

Stockholders' equity:
  Preferred stock, $1.00 par value; 20,000,000
    shares authorized;
    Series A- 3,888,889 convertible shares issued
      and outstanding, liquidation preference
      of $5.14 per share                               3,889          0
    Series B- 14,000,000 convertible shares issued
      and outstanding                                 14,000          0
    Series C- 1,500,000 shares issued
      and outstanding                                  1,500          0
  Common stock, $1.00 par value; 50,000,000
    shares authorized; 12,219,461 shares
    issued and outstanding                            12,219          0
  Common stock, $1 par value, 10,000 shares
    authorized                                             0         10
  Additional paid-in capital                               0     13,597
  Retained earnings                                        4      3,002
  Cumulative foreign currency translation
    adjustments                                         (729)      (720)
                                                    ---------  ---------
  Total stockholders' equity                          30,883     15,889
                                                    ---------  ---------
    Total liabilities and stockholders' equity      $178,419    $77,515
                                                    ========    =======


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note A)
(Thousands of Dollars)
(Unaudited)

                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                                  1993       1992       1993       1992
                              ---------  ---------  ---------  ---------

Net sales                      $89,061    $30,925   $196,190   $133,327

Cost of sales                   80,228     29,556    174,313    126,193
                              ---------  ---------  ---------  ---------
    Gross profit                 8,833      1,369     21,877      7,134

Selling, general and
  administrative expenses        5,041      2,280     12,801      5,850
Interest expense                 2,694      1,239      6,826      4,010
Interest income                   (160)      (395)      (629)    (1,340)
Minority interest                   18         (6)        25         11
Other (income) expense              43       (296)       523       (676)
(Gain) loss from investment
  in American Rice, Inc.             0     (1,349)      (426)    (1,840)
Write-down of plant
  facility (Note E)                  0          0          0      4,000
                              ---------  ---------  ---------  ---------
Earnings before taxes
  and extraordinary items        1,197       (104)     2,757     (2,881)

Income tax expense                   0          0        149          1
                              ---------  ---------  ---------  ---------
Earnings (loss) before
  extraordinary items            1,197       (104)     2,608     (2,882)

Extraordinary items
  Gain on debt restructuring,
    net of taxes (Notes A & E)       0          0      9,318      4,726
                              ---------  ---------  ---------  ---------
Net earnings (loss)             $1,197      ($104)   $11,926     $1,844
                              =========  =========  =========  =========
Earnings (loss) applicable
  to common stock                ($285)               $8,466
                              =========             =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)


                            Three Months Ended    Nine Months Ended
                            December 31, 1993     December 31, 1993
                              ---------             ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items         ($0.02)               ($0.05)
  Extraordinary items             0.00                  0.58
                              ---------             ---------
  Net earnings (loss)           ($0.02)                $0.53
                              =========             =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items         ($0.02)                $0.06
  Extraordinary items             0.00                  0.24
                              ---------             ---------
  Net earnings (loss)           ($0.02)                $0.30
                              =========             =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 1993
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustments  Equity
                              ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1993              $0        $10    $13,597     $3,002      ($720)   $15,889

Net earnings                         0          0          0     11,926          0     11,926
Foreign currency
  translation adjustments            0          0          0          0         (9)        (9)
Issue preferred stock
  Series B                      14,000          0    (14,000)         0          0          0
Issue preferred stock
  Series C                       1,500          0     (1,500)         0          0          0
American Rice, Inc.
  acquisition                    3,889     12,209      1,903    (14,924)         0      3,077
                              ---------  ---------  ---------  ---------  ---------  ---------

Balance December 31, 1993      $19,389    $12,219         $0         $4      ($729)   $30,883
                              =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note A)
(Thousands of Dollars)
(Unaudited)
                                                  Nine Months
                                                  Ended December 31,
                                                        1993       1992
                                                    ---------  ---------
OPERATING ACTIVITIES:
  Net earnings                                       $11,926     $1,844
  Adjustments to reconcile net income to net cash
  provided by (used in) in operating activities:
    Depreciation and amortization                      3,626      1,321
    (Gain) loss on sale of property                      357          0
    (Gain) on debt restructuring                      (9,318)         0
    Income from equity investment
      in American Rice, Inc.                            (426)    (1,840)
    Extraordinary income on disposal of rice
      facility                                             0     (4,726)
    Write-down of rice facility                            0      4,000
    (Increase) decrease in accounts receivable        (9,456)    12,390
    (Increase) decrease in inventories               (27,475)    16,133
    (Increase) decrease in prepaid expenses              263       (990)
    (Increase) decrease in other assets               (3,700)      (452)
    Increase (decrease) in accounts payable
      and accrued expenses                            15,921     (9,287)
    Increase (decrease) in deferred taxes               (190)         0
                                                    ---------  ---------
  Net cash provided by (used in)
    operating activities                             (18,472)    18,393
INVESTING ACTIVITIES:
  Property, plant and equipment additions               (537)      (184)
  Proceeds from sales of assets                        2,915          0
  Cash acquired in acquisition of
    American Rice, Inc.                               12,608          0
                                                    ---------  ---------
  Net cash provided by (used in)
    investing activities                              14,986       (184)
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                19,837    (14,870)
  Proceeds from execution of notes                    14,000          0
  Repayment of notes                                 (39,865)         0
  Proceeds from issuance of long-term debt            65,300          0
  Repayment of long-term debt                        (57,555)    (1,646)
  Repayment of subordinated debt                           0          0
  Net collection of long-term receivables                  0          0
                                                    ---------  ---------
  Net cash provided by (used in)
    financing activities                               1,717    (16,516)
                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH                       (1,769)     1,693
CASH:
  Beginning of the period                              2,740      1,057
                                                    ---------  ---------
  End of the period                                     $971     $2,750
                                                    =========  =========
See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Note A)
(Thousands of Dollars)
(Unaudited)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES

In connection with the reverse acquisition of ARI by Comet
  (including push down accounting), net assets and equity
  were increased by                                              $3,077
                                                               =========

Preferred Stock Series B was issued to ERLY Industries Inc.     $14,000
                                                               =========
As part of financing activities, Preferred Stock Series C
  was issued to ARI's former lenders                             $1,500
                                                               =========
As part of financing activities, ERLY issued notes payable
  to ARI's former lenders and the benefit received was offset
  against receivables owed to ARI by ERLY                        $3,000
                                                               =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation:

The financial statements presented herein are unaudited and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management necessary for a fair statement of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim period are not necessarily indicative of results for the full year.

For additional information relative to operations and financial position, reference is made to ARI's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended March 31, 1993.

On May 26, 1993, American Rice, Inc. ("ARI") consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet") and assume all of Comet's liabilities ("Transaction"). Comet was a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY"). The Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet is the acquirer for accounting purposes, the financial statements presented for prior periods are those of Comet, not ARI. In addition, the operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993, reflect those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

A.  Acquisition and Refinancing

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities. Comet was a wholly-owned subsidiary of ERLY, a company listed on Nasdaq.

In exchange for the assets acquired from Comet, ARI issued to Comet 14,000,000 shares of a newly created Series B $1 par value preferred stock. Each share of Series B Preferred Stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B Preferred Stock issued to Comet carries an aggregate dividend of approximately $5.2 million per year. Applicable loan agreements contain various restrictions on the ability of ARI to pay such dividends and ARI is currently precluded from paying the dividends. The assets acquired by ARI did not include any of the ARI stock previously held by Comet. Comet's combined holdings of ARI common stock and ARI Series A preferred stock, prior to the transaction, represented approximately 48 percent of the voting power of the outstanding ARI stock. As a result of the Transaction, Comet held 81 percent of the combined voting power of ARI stock outstanding after the Transaction. In connection with the Transaction, ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $32 million based upon historical trading of the ARI common stock and valuation of specific assets. The accounting consists of two steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was $8.4 million greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the $8.4 million would be "pushed down" or added to the book value of the Houston property with a corresponding increase in equity. Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value less adjustments for the difference between Comet's net book value and 33% of ARI's net book value. The negative goodwill resulting from the step acquisition has been "pushed down" to ARI, with noncurrent assets and equity being reduced.

Because Comet is the acquirer for accounting purposes, financial statements for prior years are those of Comet, not ARI. In addition, the operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993 reflect those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

The consummation of the Transaction included receipt of a fairness opinion from an investment banker concluding that the Transaction was fair to the non-Comet shareholders of ARI. A mutual release of all claims, prior to the Transaction, was also signed between ARI, ERLY, Comet and ARI's former lenders.

ARI also refinanced the combined indebtedness of ARI and Comet
("Refinancing").
For most of the fiscal years ending March 31, 1993 and 1992, ARI was engaged in negotiations with its lenders to effect a restructuring of its indebtedness. ARI received $47.5 million in credit lines from a new revolving credit lender, Congress Financial Corporation ("Congress"), and loans from new term lenders for $65.3 million. The new term lenders are Chase Manhattan Bank (National Association) ("Chase"), Internationale Nederlanden Bank, N.V. ("INB"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to these lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B $1 par value preferred stock were pledged by ERLY for the benefit of the new term lenders. ARI issued to the former lenders a combined total of 1,500,000 shares of a newly created Series C Preferred Stock, each of which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan documentation with the new lenders contains various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from paying the dividends. ARI's former lenders agreed to a debt discount in the approximate amount of $10.5 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY. Included in "Other assets" at December 31, 1993 is $3.9 million of costs associated with the Refinancing.

ERLY incurred substantial consolidated losses in each of the years ended March 31, 1993 and 1992 and had a consolidated working capital deficit and a consolidated deficiency in assets at March 31, 1993. In addition, ERLY is in default on certain of its debt covenants. These conditions raise substantial doubt about ERLY's ability to continue as a going concern. However, as a result of the Transaction and subsequent operations, ERLY stockholders' equity as of September 30, 1993 was $1.7 million. In addition, ERLY recently announced the sale of the assets of its ERLY Juice and Worldmark subsidiaries. This sale reduced debt and improved working capital at ERLY.

ARI's new term and revolving debt agreements require ERLY to guarantee the debt of ARI even though ARI management believes that ERLY will not be a source of additional financing to ARI. These agreements provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements.

Debt of ERLY includes 12.5 percent Subordinated Sinking Fund Debentures with an outstanding principal balance of $8.9 million, which matured on December 1, 1993. A proposal was made by ERLY to the debenture holders to extend the maturity date through 2002 providing for amortization of the remaining amount through an annual sinking fund provision. ERLY announced in March 1994, that 93 percent of the debenture holders have agreed to the exchange. At this time, there is no assurance that ERLY will be able to satisfactorily exchange the remaining debentures. ARI management does not believe that the new lenders will accelerate repayment of outstanding loans or terminate the agreements based on ERLY's financial condition or ERLY's ability to comply with debt covenants. However, if the new lenders were to take such actions, ARI management believes that ARI would be able to repay and/or replace such debt and borrowing capacity as these obligations become due without impacting ARI's ability to continue as a going concern.

Prior to the Transaction, ARI's common stock was listed on Nasdaq as a National Market ("NM") company. As a result of the issuance of the Series B preferred stock in the Transaction, with its voting power of two votes per share, ARI terminated its status as a NM company, and was listed on Nasdaq as a "Small Capitalization Company." On September 15, 1993, NASDAQ delisted ARI's common stock for failure to file timely the Form 10-Q report for the quarter ended June 30, 1993. Subsequently, ARI was approved to be listed for trading on the "OTC Bulletin Board".

B.  Pro Forma Results

Operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. See Note A to the financial statements. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 and April 1, 1992, respectively (thousands of dollars, except per share):

                                       Three Months           Nine Months
                                     Ended December 31,    Ended December 31,
                                       1993     1992         1993     1992
                                    --------  --------     --------  --------
Net Sales                         $  89,061  $ 74,098     $222,993  $238,129
Earnings Before
  Extraordinary Items             $   1,197  $  1,208     $  3,451  $  3,826

Earnings (loss) Per Share Before
  Extraordinary Items:
    Primary                       $    (.02)     (.02)    $   (.08) $   (.04)

    Fully Diluted                 $    (.02)*    (.02)*   $   (.08)*$   (.04)*

    *Anti-dilutive

C.   Summary of Significant Accounting Policies

OPERATIONS - ARI is involved in all phases of rice processing, packaging and marketing. Products include regular milled rice, parboiled rice, instant rice, rice flour, and rice by-products. These products are sold in international and domestic markets through many distribution channels under a variety of brands. The distribution channels in international markets vary from country to country. ARI markets its rice products internationally by direct sales to government agencies and commercial importers, and through wholesalers and international brokers.

INVENTORIES - Inventories of raw materials and finished goods are accounted for by the first-in, first-out cost method, or market, if lower. Inventories of supplies and parts are accounted for by the first-in, first-out cost method, or market, if lower.

STATEMENTS OF CASH FLOWS - Borrowings on notes in the nine month period ended December 31, 1993 totaled $182 million. Repayments on notes during the same period totaled $177 million. ARI made cash payments for interest and financing fees of approximately $5.2 million during the nine months ended December 31, 1993. ARI has paid $344 thousand for federal and state income taxes during the nine months ended December 31, 1993.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line and declining-balance methods based on the estimated useful lives of the various classes of property, which range from 10 to 45 years for buildings and improvements, 5 to 25 years for machinery and equipment, 5 to 12 years for transportation equipment, and 3 to 12 years for furniture and fixtures.

Expenditures for maintenance and repairs are charged to expense as incurred.

HOUSTON PROPERTY - During the year ended March 31, 1991, ARI's Board of Directors adopted a resolution authorizing it's management to sell the Houston Property. Management believes that the net realizable value of this property exceeds its carrying value.

TRADEMARKS - Trademarks are being amortized on a straight-line basis over forty years.


FEDERAL INCOME TAXES - ARI expects to file a consolidated tax return with ERLY. ERLY allocates current and deferred tax expenses to ARI by applying SFAS No. 109 to ARI as if ARI were a separate taxpayer. Under SFAS No. 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax law and rates. In years prior to 1993, deferred taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11.

In August 1993, the President signed into law a bill that includes, among other provisions, a one percent increase in the statutory Federal income tax rate for corporations, retroactive to January 1, 1993. ARI was not required to record any additional income tax expense as a result of this income tax rate change.

EARNINGS PER SHARE - The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common shares outstanding during the periods presented. Current financial accounting standards prohibit the inclusion of common stock equivalents and contingent common stock issues in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share ("antidilution"). Earnings per share are not presented for the three and nine month periods ended December 31, 1992 because Comet was a 100% owned subsidiary of ERLY. Details of the earnings per share calculations are provided in Exhibit 11.1

Earnings applicable to common stock reflect dividends, in the amount of $1,482 thousand for the three months ended December 31, 1993 and $3,460 thousand for the period from May 27, 1993 to December 31, 1993, on the ARI Series B Preferred Stock and Series C Preferred Stock. These dividends are cumulative and have not been declared by ARI. The annual cumulative dividend on the ARI Series B Preferred Stock is $.37 per share, or $5.18 million and the annual cumulative dividend on the ARI Series C Preferred Stock is $.50 per share or $750 thousand. The loan agreement with Congress prohibits the payment of any dividends.

On October 29, 1993, ARI's Board of Directors approved, subject to shareholders approval, a 5 to 1 reverse stock split for all issues of preferred stock and common stock. Since ERLY owns 81% of the voting stock and has indicated that it will vote for the proposal, it is expected to be approved. Upon consummation of the reverse stock split, primary and fully diluted earnings per common share will be retroactively restated as follows:

                                          Three Months           Nine Months
                                       Ended December 31,   Ended December 31,
                                             1993                   1993
                                        -------------          --------------
Primary:
  Earnings before
    extraordinary item                     $ (.12)                $ (.26)
  Extraordinary item                            -                   2.89
                                           -------                -------
  Net Earnings (loss)                      $ (.12)                $ 2.63

Fully diluted:
  Earnings before
    extraordinary item                     $ (.12)                $  .29
   Extraordinary item                           -                   1.21
                                           --------               -------
  Net Earnings (loss)                      $ (.12)                $ 1.50

D.   Notes Payable, Long-Term Debt, and Subordinated Debt

Long-term and subordinated debt at December 31, 1993 consisted of the following (thousands of dollars):


      Chase, INB and TCB                                    $ 62,500
      Other notes                                              2,202
                                                            ---------
                                                              64,702
      Less current maturities                                  5,960
                                                            ---------
                                                            $ 58,742

As part of the Transaction, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress, and loans from new term lenders, Chase, INB and TCB, for $65.3 million. The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2 percent, requires all ARI cash receipts to be paid to Congress as payment on the loan, requires collateral reports to be prepared frequently by ARI to support requests for borrowing, and is collateralized by receivables, inventory, cash, $2 million key man life insurance on Gerald D. Murphy, and junior liens on ARI assets pledged to the new term lenders.

The $65.3 million term loans mature on December 31, 1997 with $4.2 million due by March 31, 1994, $5.9 million due in the year ended March 31, 1995, $6 million due in the year ended March 31, 1996, $19.1 million due in the year ended March 31, 1997 and $30.1 million due in the year ended March 31, 1998. Interest rates range from prime plus 3 percent to prime plus 5 percent through May 31, 1995, increasing from a range of prime plus 6 percent to prime plus 8 percent by 1997. Terms of the loans restrict dividend payments, investments, capital expenditures and require maintenance of certain working capital levels, leverage and net worth. At December 31, 1993, ARI was not in compliance with certain of the required financial ratios included in the original debt covenants due to an unexpected 58 percent increase in raw product inventory costs of rice during the preceding quarter. Working capital leverage (current liabilities divided by working capital) exceeded the requirement in the financial covenants. Subsequent to the end of the quarter, the term lenders agreed to a waiver of the default and to adjust the working capital leverage covenant. A comparison of the current financial covenants and the Company's actual financial ratios is presented below (dollars in thousands):
                                Financial Covenant    Actual as of 12/31/93
                                ---------------------  ---------------------

  Net Book Value                Greater than  $25,461          $30,883
  Working Capital (Adjusted)    Greater than  $8,468           $11,584
  Financial Leverage            Less Than 4.8 to 1            4.4 to 1
  Working Capital Leverage      Less Than 8.0 to 1           7.47 to 1
  Coverage Ratio                Greater Than 1.0 to 1        1.21 to 1

These loans are collateralized by substantially all of ARI's fixed assets and trademarks, and have junior liens on collateral for the credit lines.

ERLY is a guarantor for all of the ARI debt, and the loan agreements contain certain restrictive covenants applicable to ERLY. This guaranty of ERLY was a condition of the new financing. Consequently, the ARI debt contains cross default provisions with the debt of ERLY.

ERLY incurred substantial consolidated losses in each of the years ended March 31, 1993 and 1992 and had a consolidated working capital deficit and a consolidated deficiency in assets at March 31, 1993. In addition, ERLY is in default on certain of its debt covenants. These conditions raise substantial doubt about ERLY's ability to continue as a going concern. However, as a result of the Transaction and subsequent operations, ERLY stockholders' equity as of September 30, 1993 was $1.7 million. In addition, ERLY recently announced the sale of the assets of its ERLY Juice and Worldmark subsidiaries. This sale reduced debt and improved working capital at ERLY.

ARI has capitalized approximately $3.9 million in connection with obtaining the new credit lines and term loans. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees.

E.  Extraordinary Item - Nine Months Ending December 31, 1992

Operating results for the nine months ended December 31, 1992 include the sale through foreclosure of Comet's Greenville, Mississippi rice mill in July, 1992. Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings, " and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the nine months ended December 31, 1992. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income for the nine months in the prior fiscal year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities. Comet was a wholly-owned subsidiary of ERLY. The Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet is the acquirer for accounting purposes, financial statements for prior years are those of Comet, not ARI. In addition, the operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993 reflect those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

Results Of Operations

Three Months Ended December 31, 1993 Compared to Three Months Ended December 31, 1992

Sales for 1993 of $89.1 million increased $58.1 million from the prior year due to $30.6 million in export sales increases and $27.5 million in domestic sales increases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $43.2 million including $21.3 million export and $21.9 million domestic.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 2.4 million equivalent rough rice cwt., a 56 percent increase, due to 1.6 million cwt. in increases as a result of the Transaction and higher export volume from the Stuttgart, Arkansas facility. Total average milled rice prices increased 24 percent due to a higher proportion of branded sales as a result of the Transaction and higher prices on unbranded commodity sales.

In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 55 percent due to the higher value-added retail sales from the ARI customer base.

Market prices of rough rice approximately doubled in the three month period ending December 31, 1993. In response to this increase in raw material costs, ARI increased prices in some markets during the quarter. In other markets, however, forward sales commitments delayed price increases until late in the quarter.

Gross profit was 10 percent of sales for 1993 and 4 percent of sales for 1992, increasing $7.5 million from the prior period. ARI sales included in 1993 as a result of the Transaction contributed approximately $4.6 million. Gross profit on other domestic sales increased $1.3 million, while gross profit on other export sales increased $1.6 million.

The overall effect of the increase in rough rice prices on ARI's gross profit is thought to be small although it is difficult to calculate. The potential negative impact of the higher rough rice prices on ARI's gross profits was mitigated by substantial inventories acquired at lower price levels and the ability to quickly increase prices in some markets offsetting the negative impact from forward sales commitments at lower price levels in other markets.

Selling, general and administrative expense of $5.0 million increased $2.8 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $2.7 million increased $1.5 million due to higher average rates and balances. Interest expenses in both periods include legal and other expenses associated with the debt.

Investment income in American Rice, Inc. ceased when the Transaction occurred.

Nine Months Ended December 31, 1993 Compared to Nine Months Ended December 31, 1992

Sales for 1993 of $196.2 million increased $62.9 million or 47 percent from the prior year due to $41.1 million in export sales increases and $21.8 million in domestic sales increases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $89.6 million including $46.6 million export and $43 million domestic.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 4 million equivalent rough rice cwt., a 62 percent increase, due primarily to 3.7 million cwt. in increases as a result of the Transaction. Total average milled rice export prices increased 4 percent due to a higher proportion of branded sales as a result of the Transaction partially offset by price declines of 13 percent on unbranded commodity sales.

Domestic sales added by ARI in 1993 included $2 million in rough rice sales versus none in the prior year. The increase in domestic sales from the Transaction is partially offset by lower sales from the Greenville, Mississippi facility disposed of in July 1992. Average domestic milled rice sales prices increased 24 percent due primarily to the higher value-added retail sales from the ARI customer base.

Gross profit was 11 percent of sales for 1993 and 5 percent of sales for 1992. Gross profit increased $14.8 million, more than doubling the 1992 level. ARI sales contributed approximately $14.9 million. Gross profit on other domestic sales increased $1.0 million, while gross profit on other export sales declined $1.1 million.

Selling, general and administrative expense of $12.8 million increased $7 million due primarily to advertising and selling expenses associated with the higher value added sales from the ARI customer base.

Interest expense of $6.8 million increased $ 2.8 million due to higher average rates and balances. Interest expenses in both periods include legal and other expenses associated with the debt.

Interest income declined primarily due to lower average balances on ERLY notes.

Investment income in American Rice, Inc. ceased when the Transaction occurred.

Operating results for the nine months ended December 31, 1992 include the sale through foreclosure of Comet's Greenville, Mississippi rice mill in July, 1992. Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings, " and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the nine months ended December 31, 1992. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income for the nine months in the prior fiscal year.

The $9.3 million extraordinary item in the nine months ended December 31, 1993 is the after-tax gain on the debt discount from ARI's former lenders. See note A to the financial statements.

Liquidity and Capital Resources

At December 31, 1993, working capital was approximately $12 million and the current ratio was 1.14 to 1. At March 31, 1993, current liabilities exceeded current assets by approximately $5.5 million.

Cash decreased by $1.7 million during the nine months ended December 31, 1993, as a result of cash used by operating activities, capital expenditures and debt reductions associated with the Refinancing offset by cash received as a result of the Transaction and positive earning results for the period. Cash increased by approximately $1.7 million during the nine months ended December 31, 1992.

The ratio of long-term and subordinated debt to total capitalization was 66 percent at December 31, 1993 versus 59 percent at March 31, 1993. The increase is a result of the Refinancing referred to in Note A.

Capital expenditures were $537 thousand and $184 thousand for the nine months ended December 31, 1993 and 1992, respectively. Future capital expenditures are expected to be funded with internally generated funds.

In connection with the Refinancing, an agreed upon payoff of all of the loans to ARI's existing lenders was included. The amounts due the credit line banks and Rabobank's $13.3 million loan were paid in full. The other term lenders received approximately $21 million in cash, 1,500,000 shares of a newly designated Series C preferred stock $1.00 par value, $3 million in notes payable by ERLY, (which note amounts were offset against ARI's receivable from ERLY), a pledge by ERLY of one million shares of ARI Series B preferred stock, and $1.3 million National Bank for Cooperatives stock. In addition, these other term lenders agreed to a debt discount of approximately $10.5 million, which is net of the $3 million note from ERLY.

ARI's new term and revolving debt agreements require ERLY to guarantee the debt of ARI even though ARI management believes that ERLY will not be a source of additional financing to ARI. These loan agreements contain certain restrictive covenants applicable to ERLY. This guaranty by ERLY was a condition of the new financing. Consequently, the ARI new debt contains cross default provisions with the debt of ERLY.

These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements.

Debt of ERLY includes 12.5 percent Subordinated Sinking Fund Debentures with an outstanding principal balance of $8.9 million, which matured on December 1, 1993. A proposal was made by ERLY to the debenture holders to extend the maturity date through 2002 providing for amortization of the remaining amount through an annual sinking fund provision. ERLY announced in March 1994, that 93 percent of the debenture holders have agreed to exchange. At this time, there is no assurance that ERLY will be able to satisfactorily exchange the remaining debentures. ARI management does not believe that the new lenders will accelerate repayment of outstanding loans or terminate the agreements based on ERLY's financial condition or ERLY's ability to comply with debt covenants. However, if the new lenders were to take such actions, ARI management believes that ARI would be able to repay and/or replace such debt and borrowing capacity as these obligations become due without impacting ARI's ability to continue as a going concern.

ARI has capitalized approximately $3.9 million in connection with the loan restructure. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees. See Note A to the Financial Statements.

During the year ended March 31, 1991, ARI's Board of Directors adopted a resolution authorizing it's management to sell the Houston Property. Management believes that the net realizable value of this property exceeds its carrying value.

During the fiscal year ended March 31, 1993, ARI took the property off the market until after the Transaction occurred in order to allow ARI to market the property in a more deliberate fashion.

Management has had conversations with developers interested in the property. No decision has yet been made about how to remarket the property. Management's intention is an orderly, outright sale to a third party rather than to develop the property. However, ARI might consider some form of joint venture with a developer in order to maximize the property's value. ARI has the ability and intent to hold the property over a normal marketing period.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The lawsuit instigated by certain of ARI's lenders against ARI, Comet, and ERLY Juice Inc., as reported in previous filings, was terminated in connection with the Transaction. See Part I, Note A to Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1 Articles of Incorporation of ARI, as amended (incorporated by reference to Exhibit No. 3.1 to ARI's Form 8-K filed June 22, 1993).

4.2 Bylaws of ARI, as amended (incorporated by reference to Exhibit No. 4.3 to ARI's Annual Report on Form 10-K for the fiscal year ended March 31, 1990).

4.3 Forms of Stock Certificate of ARI representing the Common Stock and the Preferred Stock (incorporated by reference to Exhibit No. 4.1 to ARI's Registration Statement on Form S-1, Registration No. 33-25197).

4.4 Loan Agreement dated December 1, 1985, between Brazos Harbor Industrial Development Corporation and Predecessor ARI (incorporated by reference to Exhibit No. 4.4 to ARI's Registration Statement on Form S-1, Registration No. 33-18105).

4.5 Trust Indenture dated December 1, 1985, between Brazos Harbor Industrial Development Corporation and Texas Commerce Bank N.A. governing the issuance of Variable Rate Demand Marine Terminal Revenue Bonds (incorporated by reference to Exhibit No. 4.5 to ARI's Registration Statement on Form S-1, Registration No. 33-18105).

4.6 Ground Lease dated June 6, 1985, between Brazos River Harbor Navigation District and Predecessor ARI (incorporated by reference to Exhibit No. 10.1 to ARI's Registration Statement on Form S-1, Registration No. 33-18105).

4.7 Asset Purchase Agreement dated March 23, 1993, as amended between ARI, ERLY and Comet (incorporated by reference to Exhibit 2.1 to ARI's Form 8-K filed June 22, 1993).

4.8 Management Agreement dated May 25, 1993, between ERLY and ARI (incorporated by reference to Exhibit No. 4.1 to ARI's Form 8-K filed June 22,
1993).

4.9 Tax Agreement dated May 25, 1993, among ARI, ERLY and Comet (incorporated by reference to Exhibit No. 4.2 to ARI's Form 8-K filed June 22, 1993).

4.10 Credit and Guarantee Agreement dated March 24, 1993, among ARI, ERLY, the Subsidiary Guarantors (as defined therein) and The Chase Manhattan Bank (National Association) ("Chase") as Administrative Agent (incorporated by reference to Exhibit No. 4.3 to ARI's Form 8-K filed June 22, 1993).

4.11  Warrant Agreement dated May 24, 1993, between Chase and ARI
(incorporated by reference to Exhibit No. 4.4 to ARI's Form 8-K filed June 22,
1993).

4.12 Warrant Agreement dated May 24, 1993, between TCB and ARI (incorporated by reference to Exhibit No. 4.5 to ARI's Form 8-K filed June 22, 1993).

4.13  Accounts Financing Agreement dated May 24, 1993, between ARI and

Congress Financial Corporation (incorporated by reference to Exhibit No. 4.6 to ARI's Form 8-K filed June 22, 1993).

4.14 Lease dated October 1, 1974, as amended April 9, 1979, by and between Colusa-Glenn Drier Company and Comet (incorporated by reference to Exhibit No.
4.7 to ARI's Form 8-K filed June 22, 1993).

11.1  Computation of Earnings Per Share.

(b) During the quarter ended December 31, 1993, Registrant did not file any Form 8-K Reports.

- --------------------
* Filed herewith

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMERICAN RICE, INC.
                           ----------------------------
                                    (Registrant)




         April 14, 1994                          Richard N. McCombs
                                               ------------------------
                                               Executive Vice-President

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Nine Months
                                 Ended December    Ended December
                                 31, 1993          31, 1993
                                      --------          ---------

PRIMARY EARNINGS PER SHARE

  Earnings before extarordinary item  $1,197            $2,608
  Extraordinary item                       0             9,318
                                      --------          ---------
  Net earnings                         1,197            11,926
  Less dividends on preferred stock:
    Series B                          (1,294)           (3,022)
    Series C                            (188)             (438)
                                      --------          ---------
  Earnings (loss) per share applicable to
    common stock                       ($285)           $8,466
                                      ========          ========
  Average common and comon equivalent
    shares outstanding:
    Common                            12,219            12,219
    Preferred Series A                     0 *           3,889
                                      --------          ---------
                                      12,219            16,108
                                      ========          ========
  Primary earnings per share:
    Earnings (loss) before
        extraordinary item            ($0.02)           ($0.05)
    Extraordinary item                  0.00              0.58
                                      --------          ---------
    Earnings (loss) per share applicable
        to common stock               ($0.02)            $0.53
                                      ========          ========

  * Anti-dilutive

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Nine Months
                                 Ended December    Ended December
                                 31, 1993          31, 1993
                                      --------          ---------

FULLY DILUTED EARNINGS PER SHARE

  Earnings before extraordinary item   $1,197            $2,608
  Extraordinary item                        0             9,318
                                      ---------         ---------
  Net earnings                          1,197            11,926
  Less dividends on preferred stock:
    Series B                           (1,294)                0
    Series C                             (188)             (438)
                                      ---------         ---------
  Earnings (loss) applicable to
    common stock                        ($285)          $11,488
                                      =========         =========
  Average common and comon equivalent
    shares outstanding:
    Common                             12,219            12,219
    Preferred Series A                      0 *           3,889
    Preferred Series B                      0 *          22,298
                                      ---------         ---------
                                       12,219            38,407
                                      =========         =========
  Fully diluted earnings per share:
    Earnings (loss) before
        extraordinary item             ($0.02)            $0.06
    Extraordinary item                   0.00              0.24
                                      ---------         ---------
    Earnings (loss) per share applicable
        to common stock                ($0.02)            $0.30
                                      =========         =========

    * Anti-dilutive