Form 10-Q/A
period 1993-12-31
AMERICAN RICE INC
filed 1994-06-17
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A


          	AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   			OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 1993

                       	Commission File Number  		0-17039

                             American Rice, Inc.
           ------------------------------------------------------
           	(Exact Name of Registrant as Specified in its Charter)


               Texas                              76-0231626
 -------------------------------       -----------------------------------
 (State or other Jurisdiction of      (I.R.S Employer Identification No.)
	Incorporation or Organization)


     	16825 Northchase, Suite 1500
             Houston, Texas			                        77060
   ---------------------------------------          ---------
   (Address of Principal Executive Offices)      			(Zip Code)


                               		(713) 873-8800
                          -----------------------------
                          Registrant's Telephone Number
                              Including Area Code


                                 AMENDMENT NO. 1

	The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended December 31, 1993, as set forth on the pages attached hereto:

Item 1. 	Financial Statements
Item 6. Exhibits and Reports on form 8-K

                                             American Rice, Inc.
                                             -------------------
                                                 Registrant

Date:  June 17, 1994                         Richard N. McCombs
                                             ------------------
                                             Executive Vice-President

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                  December 31 March 31,
                                                        1993       1993
                                                    ---------  ---------

ASSETS

Current assets:
  Cash                                                  $971     $2,740
  Accounts receivable                                 33,030     17,692
  Inventories
    Raw materials                                     36,801      3,545
    Finished goods                                    25,170      7,885
  Prepaid expenses                                       841        819
  Deferred income taxes                                3,393          0
                                                    ---------  ---------
    Total current assets                             100,206     32,681

Investment in American Rice, Inc.                          0     13,104
Net assets of Houston property held for sale          18,768          0
Other assets                                          18,128      6,047
Receivable from related party                         10,611     12,059
Property, plant and equipment, net                    42,754     10,434
                                                    ---------  ---------
  Total assets                                      $190,467    $74,325
                                                    =========  =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                  December 31 March 31,
                                                        1993       1993
                                                    ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $34,444    $25,121
  Accounts payable and accrued expenses               45,883     12,883
  Income taxes payable                                   270          0
  Current portion of long-term and
    subordinated debt                                  5,960        160
                                                    ---------  ---------
    Total current liabilities                         86,557     38,164

Long-term debt                                        57,648     21,578
Subordinated debt                                      1,094      1,094
Deferred income taxes                                  6,620          0
Minority interest                                         51        790

Stockholders' equity:
  Preferred stock, $1.00 par value; 20,000,000
    shares authorized;
    Series A- 3,888,889 convertible shares issued
      and outstanding, liquidation preference
      of $5.14 per share                               3,889          0
    Series B- 14,000,000 convertible shares issued
      and outstanding                                 14,000          0
    Series C- 1,500,000 shares issued
      and outstanding                                  1,500          0
  Common stock, $1.00 par value; 50,000,000
    shares authorized; 12,219,461 shares
    issued and outstanding                            12,219          0
  Common stock, $1 par value, 10,000 shares
    authorized                                             0         10
  Additional paid-in capital                           3,677     13,597
  Retained earnings (deficit)                          3,941       (188)
  Cumulative foreign currency translation
    adjustments                                         (729)      (720)
                                                    ---------  ---------
  Total stockholders' equity                          38,497     12,699
                                                    ---------  ---------
    Total liabilities and stockholders' equity      $190,467    $74,325
                                                    ========    =======


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note A)
(Thousands of Dollars)
(Unaudited)

                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                                  1993       1992       1993       1992
                              ---------  ---------  ---------  ---------

Net sales                      $89,061    $30,925   $196,190   $133,327

Cost of sales                   80,228     29,556    174,313    126,193
                              ---------  ---------  ---------  ---------
    Gross profit                 8,833      1,369     21,877      7,134

Selling, general and
  administrative expenses        5,041      2,280     12,801      5,850
Interest expense                 2,694      1,239      6,826      4,010
Interest income                   (160)      (395)      (629)    (1,340)
Minority interest                   18         (6)        25         11
Other (income) expense              43       (296)       523       (676)
(Gain) loss from investment
  in American Rice, Inc.             0     (1,349)      (426)    (1,840)
Write-down of plant
  facility (Note E)                  0          0          0      4,000
                              ---------  ---------  ---------  ---------
Earnings before taxes
  and extraordinary items        1,197       (104)     2,757     (2,881)

Income tax expense                 418          0      1,113          1
                              ---------  ---------  ---------  ---------
Earnings (loss) before
  extraordinary items              779       (104)     1,644     (2,882)

Extraordinary items
  Gain on debt restructuring,
    net of taxes (Notes A &          0          0      9,318      4,726
                              ---------  ---------  ---------  ---------
Net earnings (loss)               $779      ($104)   $10,962     $1,844
                              =========  =========  =========  =========
Earnings (loss) applicable
  to common stock                ($703)               $7,502
                              =========             =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)


                            Three Months Ended    Nine Months Ended
                            December 31, 1993     December 31, 1993
                              ---------             ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items         ($0.06)               ($0.11)
  Extraordinary items             0.00                  0.58
                              ---------             ---------
  Net earnings (loss)           ($0.06)                $0.47
                              =========             =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items         ($0.06)                $0.03
  Extraordinary items             0.00                  0.24
                              ---------             ---------
  Net earnings (loss)           ($0.06)                $0.27
                              =========             =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 1993
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustments  Equity
                              ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1993              $0        $10    $13,597      ($188)     ($720)   $12,699

Net earnings                         0          0          0     10,962          0     10,962
Foreign currency
  translation adjustments            0          0          0          0         (9)        (9)
Issue preferred stock
  Series B                      14,000          0    (14,000)         0          0          0
Issue preferred stock
  Series C                       1,500          0     (1,500)         0          0          0
American Rice, Inc.
  acquisition                    3,889     12,209      5,580     (6,833)         0     14,845
                              ---------  ---------  ---------  ---------  ---------  ---------

Balance December 31, 1993      $19,389    $12,219     $3,677     $3,941      ($729)   $38,497
                              =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note A)
(Thousands of Dollars)
(Unaudited)
                                                  Nine Months
                                                  Ended December 31,
                                                        1993       1992
                                                    ---------  ---------
OPERATING ACTIVITIES:
  Net earnings                                       $10,962     $1,844
  Adjustments to reconcile net income to net cash
  provided by (used in) in operating activities:
    Depreciation and amortization                      3,626      1,321
    (Gain) loss on sale of property                      357          0
    (Gain) on debt restructuring                      (9,318)         0
    Income from equity investment
      in American Rice, Inc.                            (426)    (1,840)
    Extraordinary income on disposal of rice
      facility                                             0     (4,726)
    Write-down of rice facility                            0      4,000
    (Increase) decrease in accounts receivable        (9,456)    12,390
    (Increase) decrease in inventories               (27,475)    16,133
    (Increase) decrease in prepaid expenses              263       (990)
    (Increase) decrease in other assets               (3,700)      (452)
    Increase (decrease) in accounts payable
      and accrued expenses                            15,921     (9,287)
    Increase (decrease) in deferred taxes                774          0
                                                    ---------  ---------
  Net cash provided by (used in)
    operating activities                             (18,472)    18,393
INVESTING ACTIVITIES:
  Property, plant and equipment additions               (537)      (184)
  Proceeds from sales of assets                        2,915          0
  Cash acquired in acquisition of
    American Rice, Inc.                               12,608          0
                                                    ---------  ---------
  Net cash provided by (used in)
    investing activities                              14,986       (184)
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                19,837    (14,870)
  Proceeds from execution of notes                    14,000          0
  Repayment of notes                                 (39,865)         0
  Proceeds from issuance of long-term debt            65,300          0
  Repayment of long-term debt                        (57,555)    (1,646)
  Repayment of subordinated debt                           0          0
  Net collection of long-term receivables                  0          0
                                                    ---------  ---------
  Net cash provided by (used in)
    financing activities                               1,717    (16,516)
                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH                       (1,769)     1,693
CASH:
  Beginning of the period                              2,740      1,057
                                                    ---------  ---------
  End of the period                                     $971     $2,750
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

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study by an investment banker. The accounting consists of two steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the excess ($5.2 million) would be "pushed down" or added to the book value of the Houston property with a corresponding increase in equity. Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value to the extent acquired. The assets of Comet have not been revalued.

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

B.  Pro Forma Results

Operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. See Note A to the financial statements. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 and April 1, 1992, respectively (thousands of dollars, except per share):

                                       Three Months           Nine Months
                                     Ended December 31,    Ended December 31,
                                       1993     1992         1993     1992
                                    --------  --------     --------  --------
Net Sales                         $  89,061  $ 74,098     $222,993  $238,129
Earnings Before
  Extraordinary Items             $     779  $  1,208     $  2,248  $  3,826

Earnings (loss) Per Share Before
  Extraordinary Items:
    Primary                       $    (.06)     (.02)    $   (.18) $   (.05)

    Fully Diluted                 $    (.06)*    (.02)*   $   (.18)*$   (.05)*

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

                                          Three Months           Nine Months
                                       Ended December 31,   Ended December 31,
                                             1993                   1993
                                        -------------          --------------
Primary:
  Earnings before
    extraordinary item                     $ (.29)                $ (.56)
  Extraordinary item                            -                   2.89
                                           -------                -------
  Net Earnings (loss)                      $ (.29)                $ 2.33

Fully diluted:
  Earnings before
    extraordinary item                     $ (.29)                $  .16
   Extraordinary item                           -                   1.21
                                           --------               -------
  Net Earnings (loss)                      $ (.29)                $ 1.37

D.   Notes Payable, Long-Term Debt, and Subordinated Debt

Long-term and subordinated debt at December 31, 1993 consisted of the following (thousands of dollars):

      Chase, INB and TCB                                    $ 62,500
      Other notes                                              2,202
                                                            ---------
                                                              64,702
      Less current maturities                                  5,960
                                                            ---------
                                                            $ 58,742

As part of the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress, and loans from new term lenders, Chase, INB and TCB, for $65.3 million. The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2 percent, requires all ARI cash receipts to be paid to Congress as payment on the loan, requires collateral reports to be prepared frequently by ARI to support requests for borrowing, and is collateralized by receivables, inventory, cash,

$2 million key man life insurance on Gerald D. Murphy, and junior liens on ARI assets pledged to the new term lenders.

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
                                Financial Covenant    Actual as of 12/31/93
                                ---------------------  ---------------------

  Net Book Value                Greater than  $25,546          $38,497
  Working Capital (Adjusted)    Greater than  7,986            $13,284
  Financial Leverage            Less Than 4.8 to 1           3.95 to 1
  Working Capital Leverage      Less Than 8.0 to 1           6.52 to 1
  Coverage Ratio                Greater Than 1.0 to 1        1.21 to 1

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

Liquidity and Capital Resources

At December 31, 1993, working capital was approximately $14 million and the current ratio was 1.16 to 1. At March 31, 1993, current liabilities exceeded current assets by approximately $5.5 million.

Cash decreased by $1.7 million during the nine months ended December 31, 1993, as a result of cash used by operating activities, capital expenditures and debt reductions associated with the Refinancing offset by cash received as a result of the Transaction and positive earning results for the period. Cash increased by approximately $1.7 million during the nine months ended December 31, 1992.

The ratio of long-term and subordinated debt to total capitalization was 57 percent at December 31, 1993 versus 63 percent at March 31, 1993. The increase is a result of the Refinancing referred to in Note A.

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

- - - --------------------
* Filed herewith

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Nine Months
                                 Ended December    Ended December
                                 31, 1993          31, 1993
                                   --------          ---------

PRIMARY EARNINGS PER SHARE

  Earnings before extarordinary i    $779            $1,644
  Extraordinary item                    0             9,318
                                   --------          ---------
  Net earnings                        779            10,962
  Less dividends on preferred stock:
    Series B                       (1,294)           (3,022)
    Series C                         (188)             (438)
                                   --------          ---------
  Earnings (loss) per share applicable to
    common stock                    ($703)           $7,502
                                   ========          ========
  Average common and comon equivalent
    shares outstanding:
    Common                         12,219            12,219
    Preferred Series A                  0 *           3,889
                                   --------          ---------
                                   12,219            16,108
                                   ========          ========
  Primary earnings per share:
    Earnings (loss) before
        extraordinary item         ($0.06)           ($0.11)
    Extraordinary item               0.00              0.58
                                   --------          ---------
    Earnings (loss) per share applicable
        to common stock            ($0.06)            $0.47
                                   ========          ========

  * Anti-dilutive

Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Nine Months
                                 Ended December    Ended December
                                 31, 1993          31, 1993
                                   --------          ---------

FULLY DILUTED EARNINGS PER SHARE

  Earnings before extraordinary i    $779            $1,644
  Extraordinary item                    0             9,318
                                   ---------         ---------
  Net earnings                        779            10,962
  Less dividends on preferred stock:
    Series B                       (1,294)                0
    Series C                         (188)             (438)
                                   ---------         ---------
  Earnings (loss) applicable to
    common stock                    ($703)          $10,524
                                   =========         =========
  Average common and comon equivalent
    shares outstanding:
    Common                         12,219            12,219
    Preferred Series A                  0 *           3,889
    Preferred Series B                  0 *          22,298
                                   ---------         ---------
                                   12,219            38,407
                                   =========         =========
  Fully diluted earnings per share:
    Earnings (loss) before
        extraordinary item         ($0.06)            $0.03
    Extraordinary item               0.00              0.24
                                   ---------         ---------
    Earnings (loss) per share applicable
        to common stock            ($0.06)            $0.27
                                   =========         =========

    * Anti-dilutive