Form 10-K/A
period 1993-03-31
AMERICAN RICE INC
filed 1994-07-01
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                               FORM 10 - K/A

          AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 1993

                       Commission File Number  0-17039

                             American Rice, Inc.
          ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

           Texas                                           76-0231626
- - -------------------------------                       -------------------
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

      16825 Northchase, Suite 1500
            Houston, Texas                                    77060
- - ----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

                            (713) 873-8800
            --------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

                                 AMENDMENT NO. 2

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended March 31, 1993, as set forth on the pages attached thereto:

Item 1.  Recent Events, General, International Market
Item 2.  Properties
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.  Financial Statements and Supplementary Data
Item 12. Security Ownership of Certain Beneficial Owners and
         Management
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              American Rice, Inc.
                                            ----------------------
                                                  Registrant

Date:  July 1, 1994                  By:    Richard N. McCombs
                                            ----------------------
                                             Richard N. McCombs
                                             Executive Vice President -
                                             Finance & Administration
                                             & Chief Financial Officer

                                    PART I


Item 1.   Business
- - ------    --------

Background
- - ----------

American Rice, Inc. ("ARI") was formed in 1987 as a Texas business corporation to succeed to the business of Predecessor American Rice, Inc., a Texas agricultural cooperative marketing association ("Predecessor ARI"), in a reorganization (the "Reorganization"). Pursuant to the Reorganization, which was consummated on April 30, 1988, ARI acquired all of the assets of Predecessor ARI in exchange for approximately 52 percent of ARI's outstanding voting stock. The remaining approximately 48 percent of ARI's voting stock was issued to ERLY Industries Inc. ("ERLY") and to Comet Rice, Inc. ("Comet") in exchange for cash and Comet's 50 percent interest in Comet American Marketing, a Texas joint venture between Comet and Predecessor ARI ("CAM"), respectively. After the Reorganization, Predecessor ARI distributed the shares of stock of ARI received pursuant to the Reorganization to its patrons and was later dissolved.

Predecessor ARI was formed in 1969 by a group of Texas rice growers. Prior to 1986, its chief marketing activities were international, and its domestic marketing of branded milled rice was not significant until June 1986, when Predecessor ARI and Comet formed CAM for the primary purpose of marketing rice domestically. Substantially all domestic marketing of milled rice by Comet and Predecessor ARI was transferred to CAM, and Predecessor ARI's domestic milled rice marketing activities increased significantly through CAM. In 1986 and 1987, Predecessor ARI also moved its operations from Houston to a new facility in Freeport, Texas. See Item 2 of this report.

Recent Events
- - -------------

On March 7, 1991, the shareholders of ARI (including a majority of shareholders of ARI other than ERLY) approved the merger of ARI and Comet subject to obtaining the required financing. On August 23, 1992, ARI entered into an interim forbearance agreement with three of its lenders under which, among other things, ARI agreed with its lenders that this merger agreement was effectively terminated as a result of the delays in obtaining the necessary financing. The merger agreement was subsequently terminated, as provided for in the agreement, based on the mutual consent of both ARI and Comet.

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities ("the Transaction"). Comet is a wholly-owned subsidiary of ERLY. ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing"). Since ERLY, the sole shareholder of Comet, will own the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY.

In exchange for the assets acquired from Comet, ARI issued to Comet

14,000,000 shares of newly designated Series B preferred stock $1 par value. Each share of Series B preferred stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00. The Series B preferred stock issued to Comet carries an aggregate dividend of approximately $5.2 million per year. ARI loan agreements with its lenders contain various restrictions on the ability of ARI to pay such dividends and, as a result, ARI is currently precluded from paying the dividends. The assets acquired by ARI did not include any of the ARI stock previously held by Comet. Comet's combined holdings of ARI common stock and ARI Series A preferred stock, prior to the Transaction, represented approximately 48 percent of the voting power of the outstanding ARI stock. As a result of the Transaction, Comet holds 81 percent of the combined voting power of ARI stock outstanding after the Transaction. In connection with the Transaction, ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet.

Major assets purchased include receivables, inventory, rice processing and shipping facilities in Stuttgart, Arkansas and Maxwell, California, and major leases assumed include rice drying and storage facilities in Maxwell, California and Greenville, Mississippi.

For an extended period prior to the Refinancing, ARI was engaged in negotiations with its lenders to effect a restructuring of its indebtedness. In connection with the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress Financial Corporation ("Congress"), and loans from new term lenders totalling $65.3 million. The new term lenders are Chase Manhattan Bank (National Association) ("Chase"), Internationale Nederlanden Bank, N.V. ("INB"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to two of these term lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B preferred stock were pledged by ERLY for the
benefit of the new term lenders.    ARI's indebtedness to its former lenders
was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of newly designated Series C preferred stock $1.00 par value, with annual cumulative non-participating dividends of $.50 per share. The preferred C stock is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan documentation with the new lenders contains various restrictions on the ability of ARI to pay these dividends and, as a result, ARI is currently precluded from paying the dividends. As part of the Refinancing, ARI's former lenders agreed to a debt discount in the approximate amount of $10.5 million, which is net of a $3 million note from ERLY. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B preferred stock were pledged by ERLY to ARI's former lenders, ERLY issued $3 million of notes payable to those same former lenders, and National Bank for Cooperatives ("NBC") received $1.3 million of NBC stock held by ARI. This $3 million benefit received by ARI was offset against receivables owed to ARI by ERLY.

The amounts borrowed under the new credit lines in conjunction with the Refinancing were $65.3 million from the new term lenders and $14 million from

Congress. These amounts plus internally generated cash (net of the debt discount) were used to pay off the following debt: ARI's long term debt of $48.8 million, ARI's credit line notes of $15.3 million, Comet's long term debt of $20.5 million and Comet's credit line notes of $25.1 million.

During the period from August 23, 1992 through May 26, 1993, ARI obtained numerous extensions and forebearances. However, by December 1, 1992, several legal actions by some of ARI's lenders to exercise remedies commenced. The legal actions included several postings by one of ARI's lenders, Rabobank, to foreclose on ARI's Freeport properties. The last foreclosure date was set for June 1, 1993. The Transaction was structured as a sale of assets due to the need to complete the Transaction in a form that was acceptable to the new lenders, so that it could be accomplished before the June 1, 1993 foreclosure date.

In connection with the Transaction, a fairness opinion, provided by an investment banker prior to the Transaction, concluded that the Transaction was
fair to the non-Comet shareholders of ARI.   Also, a mutual release of all
claims, prior to the Refinancing and the Transaction, was also signed between ARI, ERLY, Comet and ARI's former lenders.

Prior to the Transaction, ARI's common stock was listed on Nasdaq as a National Market ("NM") company. As a NM company, ARI was subject to Schedule D, Part III, Section 5(i) of the By-Laws of the National Securities Dealers, Inc. ("NASD") which requires NM companies to obtain shareholder consent to certain transactions, including transactions that result in a change in control of such companies (the "Shareholder Approval Requirement"). The Shareholder Approval Requirement applies even when relevant state law, such as the Texas Business Corporation Act, does not mandate shareholder approval of a transaction that results in a change of control, Additionally, as a NM company, ARI was subject to Schedule D, Part III, Section 5(j) of the By-Laws of the NASD which prohibits such companies from issuing securities that have per share voting rights greater than the per share voting rights of any outstanding class of common stock of the issuer (the "Shareholder Disenfranchisement Rule").

ARI issued shares of its Series B preferred stock in connection with the Transaction. ARI's Series B preferred stock is entitled to vote with ARI's common stock and is entitled to two votes per share. The rights of the Series B preferred stock, including the voting rights, were negotiated with all parties involved in the Transaction. As a result of the issuance of additional shares of ARI capital stock, ERLY's beneficial ownership of ARI's common stock increased from approximately 48% to 81.1%. However, the approval of ARI's shareholders was not obtained in connection with the Transaction even though the issuance of shares by ARI resulted in ERLY becoming the beneficial ownership of more than a majority of ARI's common stock.

In connection with the Transaction, ARI sought an exemption from the application of the Shareholder Approval Requirement and the Shareholder Disenfranchisement Rule. The basis for requesting the exemption was ARI's belief that the delay caused by calling a meeting of its shareholders to secure approval would seriously jeopardize ARI's financial viability. The NASD refused ARI's request for an exemption because the Series B preferred stock is entitled to two votes per share. The NASD suggested ARI consider de-listing from the NM System and become an NASDAQ "Small Capitalization Company". The Shareholder Approval Requirement to which NM companies are subject does not apply to NASDAQ Small Capitalization Companies. The basic requirements for listing as an NASDAQ Small Capitalization Company are as follows:

   1. The securities must be registered under Section 12(g)(1) of the Securities Exchange Act of 1934;
   2. There must be at least two registered and active market makers in the security;
   3. There must be a public float of at least 100,000 shares and at least 300 shareholders;
   4. The public float must have a market value of at least $1,000,000;
   5. The bid price for the securities must be at least $3.00 per share; and
   6. The issuer must have assets of at least $4,000,000, and capital and surplus of at least $2,000,000.

In connection with the issuance of the Series B preferred stock ARI terminated its status as a NM company and was listed on NASDAQ as a "Small Capitalization Company;" The issuance of the Class C preferred stock does not have any effect on the ability of ARI to be listed as an NM Company. As a result of the issuance of the Series B preferred stock in the Transaction, with its voting power of two votes per share, ARI terminated its status as an NM company, and is now listed on Nasdaq as a "Small Capitalization Company."

General
- - -------

ARI is currently involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-products), rice packaging and rice marketing.

ARI is a significant marketer of branded rice in the international and domestic markets. Rice products are sold directly by ARI through many distribution channels and under a variety of brands. Distribution channels in the international market vary from country to country and include sales to government agencies and commercial importers as well as through wholesalers and international brokers. ARI also markets unbranded and rough (unprocessed) rice. Total sales for the years ended March 31, 1993, 1992 and 1991 were $176.6 million, $176.2 million and $198.5 million, respectively, of which export sales accounted for approximately 51, 46 and 54 percent of the total sales for each year, respectively. (Hereinafter, the term "cwt." denotes hundredweight, which equals 100 pounds.)

The following tables present a comparison of the domestic and export sales of ARI.

                                                Sales of ARI  (A)
                                              (Thousands of Dollars)
                      Domestic (B)                      Export                            Total
Year Ended ------------------------------  -------------------------------   ------------------------------
March 31,    Milled     Rough    Total (C)   Milled     Rough    Total(D)(E)   Milled     Rough     Total
- - ---------  ---------  --------- ---------  ---------  ---------  ---------   ---------  --------- ---------
1993        $87,007     $ 328   $87,335    $ 87,629     $1,655    $ 89,284    $174,636   $1,983    $176,619


1992        $92,800    $1,998   $94,798    $ 80,641     $  762    $ 81,403    $173,441   $2,761    $176,201


1991        $86,575    $4,945   $91,520    $102,717     $4,225    $106,942    $189,292   $9,170    $198,462


(A)  Domestic and export sales include rice obtained from outside the U.S.
(B)  Includes sales to the Caribbean Basin.
(C) Includes sales to affiliated companies of $13,306, $19,676, and $8,172 in the years ended March 31, 1993, 1992 and 1991, respectively.
(D) Includes sales to Saudi Arabia of $64,857, $58,439 and $65,210 in the years ended March 31, 1993, 1992 and 1991, respectively.
(E) Includes sales to affiliated companies of $872 in the year ended March 31, 1991.


                                                 Sales of ARI (A)
                                           (Thousands of Rough Rice cwt.)

                   Domestic (B)                         Export                            Total
Year Ended -------------------------------  -------------------------------  ------------------------------
March 31,    Milled     Rough     Total      Milled     Rough      Total (C)   Milled     Rough     Total
- - ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------

1993         5,993         54      6,047      6,652      148        6,800      12,645       202     12,847


1992         6,238        256      6,494      5,788       68        5,856      12,026       324     12,350


1991         5,715        782      6,497      8,343      475        8,818      14,058     1,257     15,315


(A)  Domestic and export sales include rice obtained from outside the U.S.
(B)  Includes sales to the Caribbean Basin.
(C) Includes sales to Saudi Arabia of 4,159 cwt., 3,625 cwt. and 4,140 cwt. in the years ended March 31, 1993, 1992, and 1991, respectively.

Because ARI markets significant amounts of rice in branded consumer products whose price levels do not fluctuate as fast as commodity costs, rapid rough rice price increases usually have the effect of reducing the profits of ARI in the short-term. Conversely, rapid decreases in rough rice prices could have the effect of increasing the earnings of ARI in the short-term, because consumer prices usually do not fall as fast as rapidly decreasing commodity prices. In addition, the timing of rough rice purchases and competitive price pressures on milled rice significantly affects ARI's earnings.

On August 30, 1989, ARI entered into a management agreement with ERLY, whereby ERLY agreed to act as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI in exchange for a monthly management fee of $25 thousand. Since the agreement took effect, numerous operational changes have been implemented. The management agreement was scheduled to expire upon the earlier of the consummation of a proposed merger or August 30, 1992, unless sooner terminated upon 120 days' notice given by either party. Notice of termination was given by ARI in November 1990, and as a result the management agreement was terminated as of March 31, 1991. Since certain services were still being performed by ERLY, ARI continued to pay the $25 thousand monthly fee to ERLY until August 23, 1992.

During 1992 and 1991, Comet purchased a substantial portion of rough rice required by ARI. In some cases, such purchases were made by Comet on behalf of ARI, with ARI paying the rough rice seller directly for the product; in other cases, such purchases were made by Comet directly and then sold by Comet to ARI. In the past, the price paid by ARI for rough rice sold by Comet was Comet's original cost plus a rough rice buying fee, but from August 1989 (when ERLY and ARI entered into a management agreement) until August 1992 Comet sold ARI rough rice at Comet's actual cost and ARI paid ERLY a management fee. Since August 1992, rough rice purchases were managed by ARI. ARI has also sold rough rice to Comet from time to time. Also during the last three years, ARI has purchased a portion of Comet's processed rice output and in turn sold it to third-party buyers in the domestic market (other than Puerto Rico). In November 1991, ARI and Comet agreed that rice prices between ARI and Comet would be based on full variable costs and that net margins earned on sales from ARI's Freeport facility and Comet's Greenville and Stuttgart facilities would be shared based on a formula. ARI has also sold processed rice to Comet and ARI has entered into other transactions with ERLY and Comet.

As part of the Transaction, ARI and ERLY entered into a management agreement. This agreement recognized that ARI will be part of ERLY's group of affiliated companies and as such will participate in the overall management and administrative expertise of ERLY. ARI will pay $900,000 per year to ERLY under the terms of this agreement. Since a comparison to possible arrangements with parties who are not affiliated with ARI is not available, ARI cannot determine if the arrangement is more or less favorable to ARI than a similar arrangement with a unaffiliated party. There are, of course, no comparable costs for such services as compared to those that could be obtained from non-affiliated parties; however, ARI believes such costs are not in excess of those that would be required to obtain such management services from non-affiliated parties.

As of May 25, 1993, ARI had 237 hourly and salaried employees. As a result of the Transaction on May 26, 1993, ARI hourly and salaried employees increased to 591. ARI has no collective bargaining agreements with any labor unions.

International Market
- - --------------------

According to U.S. Department of Agriculture ("USDA") estimates, world production was 11,000 million cwt. in 1989-1990; 11,200 million cwt. in 1990-1991; 11,000 million cwt. in 1991-1992, and is forecast to be 11,400 million cwt. in 1992-93. The world's major rice producing countries include China, India, Indonesia, Bangladesh, Vietnam and Thailand, with China and India accounting for over 50 percent of world production. Less than 5 percent of total worldwide production, however, is traded internationally. Thailand exports approximately 40 percent of total world exports and is the single largest rice exporting nation. The U.S. and Vietnam each export approximately 17 percent of world trade.

Export sales are subject to significant fluctuations due to wide variations in supply and demand due to the impact of such factors as the relative strength of the United States dollar to other foreign currencies and both U.S. and foreign governmental agriculture and trade policies. Accordingly, sales by geographical area will vary significantly from quarter to quarter and from year to year. ARI's exposure to foreign currency fluctuations, other than those causing variations in supply and demand, are not material as ARI requires all sales to foreign customers, with the exception of a few well-established accounts, which are not material, to be priced in U.S. dollars, payable by irrevocable letters of credit and confirmed by a major bank prior to shipment.

The largest rice importing regions of the world include Africa, South America and the Middle East. The largest importing nations include the European Community, India, Iran, Commonwealth of Independent States, Indonesia and Saudi Arabia.

Rice supplies and availability of rice in Asia, which are dependent on certain weather conditions such as the timing and severity of monsoon rains, can significantly influence world and U.S. prices. Since U.S. exports account for approximately 40 percent of total U.S. production and ARI export sales account for approximately 50 percent of ARI's total sales, the supply of foreign origin rice can also have a significant impact on rough rice costs and milled rice sales prices for ARI.

Based on statistics compiled by the USDA, the U.S. exported approximately 44 million cwt. in year ended May 31, 1992 and is forecast to export approximately 49 million cwt. in year ended May 31, 1993. During the years ending March 31, 1993 and 1992, ARI exports of milled rice, net of foreign sourced rice, totalled 4 million and 3.1 million cwt., respectively, representing approximately 8 percent of total U.S. exports during the two year period.

The largest branded parboil rice market in the world is Saudi Arabia. Saudi Arabia imports approximately 12 million cwt. of milled rice per year, including approximately 4 million cwt. in the year ended May 31, 1991, approximately 3 million cwt. in the year ended May 31, 1992, and an estimated

4.6 million cwt. in the year ended May 31, 1993 of high quality milled rice from the U.S., based on statistics published by the USDA. ARI's market share of U.S. exports to Saudi Arabia was approximately 70 percent, approximately 75 percent and approximately 60 percent during the years ended May 31, 1991, 1992 and 1993, respectively. ARI believes its Golden Chopstick Brand, known as "Abu Bint" in Saudi Arabia, is one of the most recognized names of any branded food product in that country. Rice products exported to Saudi Arabia by ARI are marketed through a number of merchant families, and no one customer accounts for more than 10 percent of the total sales of ARI. The loss of any one of these customers in Saudi Arabia would not have a material adverse effect on ARI, although the loss of the entire Saudi Arabian market would have a material adverse effect.

Within the Middle East, ARI also markets rice in Jordan, the United Arab Emirates, Kuwait and Qatar. ARI exports rice to certain African countries, Sweden, Finland, New Zealand, Mexico, and to a lesser extent other countries.

ARI's primary international marketing objectives are to expand and strengthen established markets and to develop new markets.

Domestic Markets (United States, Canada and the Caribbean Basin)
- - ----------------------------------------------------------------

Based upon statistics compiled by the USDA, U. S. production of rough rice was 179 million cwt. in the 1992-1993 crop year. Domestically, rice is produced in six states: Arkansas, California, Louisiana, Mississippi, Texas and Missouri, with Arkansas accounting for approximately 40 percent of total
U. S. production and California accounting for approximately 20 percent.

Rice consumption and market potential in the U.S. show consistent growth patterns on the whole. The most recent USDA rice distribution study shows that U. S. rice millers and packagers marketed 54 million cwt. of milled rice in the United States in 1991. Additionally, the total U. S. rice market is growing at a rate of approximately 4 percent annually, making rice one of the leading growth markets in the carbohydrates area of the food industry. Sales of rice products indicate consistent consumption patterns with no substantial variance in seasonality, although sales do show a very small decrease in the domestic market during the months of June through August.

ARI is also a significant marketer of rice in the U.S. and, based on statistics published by A.C. Nielsen & Co. ("ACN") (a firm that conducts consumer research studies) has a market share of approximately 11 percent. Before June 1986, Predecessor ARI's domestic marketing of branded milled rice was not significant. In June 1986, Predecessor ARI purchased Comet's instant rice plant, instant rice technology and blending and packaging machinery and entered into the CAM joint venture with Comet. CAM assumed all retail and food service marketing activities previously conducted by Predecessor ARI and Comet in the U.S., Canada and the Caribbean basin. The joint venture improved marketing ability and provided better opportunities for efficiencies in advertising and warehousing than either Predecessor ARI or Comet alone could have provided. Predecessor ARI's 50 percent interest in CAM and Comet's 50 percent interest in CAM were transferred to ARI in the Reorganization, and CAM ceased to exist as a joint venture. ARI succeeded to and conducts, as its domestic marketing division, the business formerly conducted by CAM.

Effective in January 1990, nearly all CAM Division personnel were transferred to ERLY Juice, Inc., a wholly owned subsidiary of ERLY ("Juice"), in order to integrate the marketing, sales service, credit and general management of CAM and Juice and thereby reduce CAM's total selling and administrative costs. ARI paid Juice a service fee of $172,409 per month from January 1, 1991 through April 30, 1991, and $158,000 per month from May 1, 1991 through March 31, 1993 for such services.

Domestic rice consumption and distribution networks have developed into three distinct markets: grocery products, food service and Caribbean basin. In servicing each market, CAM's Consumer Research Department continually monitors market growth, consumer habits and competitive activity so that CAM can respond quickly to changes in purchasing patterns.

The grocery division of CAM markets highly accepted brands in approximately
15 major markets throughout the United States. The major national brands marketed by CAM include Blue Ribbon, Adolphus, Comet and Texas AA. Regional brands marketed include Cinta Azul, Wonder, and various rice mixes and instant rice sold under a major brand. CAM plans to continue to emphasize its regional brand prominence.

Management believes that, based upon reports compiled by the U. S. Bureau of Census on food store and restaurant sales, the food service industry is one of the fastest growing components of the food business in the U.S. CAM's emphasis on convenience, service and product needs offers the food service division opportunities for growth in this sector. CAM's food service rice products include brown rice mixes, wild rice mixes, rice pilaf and a parboiled rice.

The Caribbean area is one of the highest per capita rice consumption marketplaces in the world and accounted for approximately 7 percent of ARI's sales volume, which includes sales to affiliated parties for Caribbean basin destinations, for the year ended March 31, 1993, and 11 percent of ARI's sales volume for the year ended March 31, 1992. ARI's "Cinta Azul" brand is the leading long grain rice brand in the Puerto Rican market. Effective December 1, 1989, CAM's Puerto Rican sales responsibilities were transferred to the Puerto Rican division of Comet, and the balance of the Caribbean area sales responsibilities, except Haiti, were transferred to the International Division of ARI. Effective April 30, 1991, ARI entered into an agreement with Comet to transfer to Comet ARI's receivable from a domestic exporter of rice to Haiti in the amount of $2 million. In exchange, ARI's payable to Comet was reduced by $2 million. From April 30, 1991, sales to the domestic exporter were made by Comet. On January 1, 1992 all of ARI's sales responsibilities in Puerto Rico were transferred from the Puerto Rican division of Comet to the International Division of ARI.

One of the fastest growing areas of the rice business in the United States is the ethnic trade market. CAM has the leading brand of long grain rice in the Asian-American trade, which is "Texas AA", and dominates sales in the western region of the United States and other areas with a large Asian-American population. Other CAM brands have strong consumer acceptance with Hispanic-American consumers in the southwest.

The primary objectives of CAM's marketing program in the domestic market are to achieve regional brand prominence with emphasis on the top 15 branded dried rice consumption markets, to minimize CAM divisional selling, general and administrative expenses, and to achieve prominence as a branded supplier to America's ethnic bulk consumer.

Sources of Rough Rice and Milled Rice
- - -------------------------------------

ARI obtains rough rice from producers in the states of Texas, Louisiana, Mississippi and Arkansas. For the 1988 crop, ARI had agreements to purchase all the rice produced by certain rice farmers, totalling approximately 6 million cwt. of rough rice. For the 1989 crop, ARI had agreements to purchase approximately 5 million cwt. of rough rice. For the 1990 crop, ARI had agreements to purchase approximately 2.6 million cwt. of rough rice. For the 1991 crop, ARI had agreements to purchase approximately 1.9 million cwt. of rough rice. For the 1992 crop, ARI had agreements to purchase approximately
3.4 million cwt. of rough rice. ARI obtains additional domestic rough rice through Comet's rice buying group and on its own through competitive bidding processes in several of the rice-producing states. See "General". As needed, ARI obtains milled rice from other U. S. and foreign rice mills. In future years, management of ARI perceives the possibility of a decrease in availability of rice in the areas from which ARI historically has obtained rice, although such matters cannot be accurately predicted. Several factors could contribute to such decreases, including limits imposed by the U. S. Government on the number of acres from which a producer may produce rice to be eligible for the USDA farm rice program and general economic pressures caused by factors such as higher production costs and decreases in the availability of suitable water. See "Certain Governmental Effects on the Rice Industry". The result of such limitations could be an increase in the prices paid by ARI for rough rice.

Competition
- - -----------

Competition exists for procuring rough rice and marketing milled rice products. Competition in the rice milling sector consists of both private commercial mills, such as ARI, and mills operated by agricultural cooperatives. In California and Arkansas, producers market their rice primarily through farmer cooperatives. In other states, rice is most often purchased by a mill either on a contractual basis or through a competitive bidding process conducted by local sales offices.

Principal domestic competitors of ARI in the marketing of milled rice are Uncle Ben's, Inc., Riviana Foods, Inc., Riceland Foods, Inc., and General Foods, Inc. Quaker Oats, Inc. and Thomas J. Lipton, Inc. are also competitors in the rice industry. According to ACN statistics, no company currently controls more than 25 percent of the domestic markets. There are a number of small regional competitors in the branded segment of the rice industry and approximately 15 to 20 rice millers who compete in the bulk/ethnic trade.

International competition differs from domestic competition in that ARI is competing in a global market with competitors from many different countries. Thailand, Pakistan, Vietnam and Burma are the major foreign competitors who compete primarily with unbranded and lower priced rice. Other major international competition comes from other rice millers (the most dominant of which include Riceland Foods, Inc., Producers Rice Mills, Archer Daniels Midland, Farmers Rice Cooperative and Comet) and other smaller exporters, none of which has more than 25 percent of the U. S. rice exporting business. Competition in the international market is based upon the quality of rice, brand recognition, price, quality of service and a seller's relationship with purchasers and other people involved in the trade.

Trademarks, Copyrights and Brand Names
- - --------------------------------------

Because a consumer's recognition of branded products adds significant value to basic commodities, trademarks, copyrights and brand names are important to the business of ARI. The trademarks, copyrights and brand names used by ARI are registered in the countries in which they are used and have various expiration dates. ARI believes that such registrations are currently adequate to protect the rights to use the trademarks, copyrights and brand names material to the business of ARI.

Certain Governmental Effects on the Rice Industry
- - -------------------------------------------------

The USDA announces a farm rice program each year before the rice planting season (which generally begins in March). The announcement includes details of requirements of rice producers to participate in benefits of the program and sets support loan rates and target prices. A support loan rate is the price at which an eligible producer can sell his production to the U. S. Government. The target price serves as a basis for computing a deficiency payment by the U. S. Government to the producer. The deficiency payment, subject to certain limitations, is the difference between the target price and the support loan rate or average U. S. market prices, whichever is higher. To be eligible to participate in the program, a producer must, among other things, plant within an acreage reduction limit imposed by the U. S. Government. When the U. S. Farm Bill was enacted in December 1985, rice was one of the two commodities that benefitted from the marketing loan concept mandated for the 1986 through 1990 crops. The marketing loan concept was established under the Food Securities Act of 1985 and allows rice farmers eligible for the rice farm program to repay price support loans at a reduced price if the prevailing world market price for rice is below the U. S. support price. The Food Securities Act of 1985 expired at the end of the 1990 crop year. A similar program was enacted for the 1991, 1992 and 1993 rice crop. The USDA can significantly affect the supply and inventory of rice available in the U.S. through the manner in which the acreage reduction limit is established. In recent years there have been efforts to reduce subsidies to farmers, including rice farmers, by the U. S. Government. While it is not known whether such efforts will succeed, there can be no assurances that government subsidies will continue at their present terms.

Item 2.   Properties.
- - -------   -----------

ARI leases the land and improvements for its receiving, storage, milling, packaging and shipping facility located on a 20-acre tract at the Port of Freeport, Texas, adjacent to an exporting transit shed and exporting dock facility. The initial term of the lease, which commenced June 6, 1987, is 35 years and is renewable, at ARI's option, for seven subsequent five-year periods, for a total possible term of 70 years. ARI has an option to buy the improvements under the lease for $75 thousand. The processing facility has the capacity to store approximately 700 thousand cwt. of unprocessed rough rice and approximately 600 thousand cwt. of milled rice and to mill approximately 11 million cwt. of rough rice annually. The mill operated at approximately 85 percent of capacity during the year ended March 31, 1993 and approximately 72 and 93 percent of capacity during the years ended March 31, 1992 and 1991. ARI has a right, in preference to that of third parties, to the use of the transit sheds adjacent to the facility, which are owned by the Port of Freeport. These sheds have a capacity of approximately 360 thousand square feet and are suitable for multi-purpose use. ARI believes that it enjoys an economic advantage as a result of the location of its Freeport facility because it is able to ship its rice directly from shore to shore, thereby saving inland freight costs and affording it with a readily available alternative to shipping by train or truck to other areas of the U.S. ARI believes that the capacity of its Freeport facilities is adequate for the conduct of its business and that such facilities are well-maintained and suitable for the operations of ARI.

ARI also owns approximately 39 acres of land neighboring downtown Houston, Texas, which served as ARI's milling facility site before the construction of the Freeport facility. In August 1990, certain of ARI's lenders requested ARI to consider ways in which ARI could improve its liquidity. In response to such request ARI's board of directors authorized ARI to market the Houston property and, in September 1990, ARI entered into a listing agreement with an outside broker to market the property which was canceled in March 1993. The proceeds of any sale of the Houston property would be used to pay ARI's indebtedness to lenders. The terms of any sale of the Houston property cannot be predicted. ARI management believes that the net realizable value of the Houston property exceeds its carrying value.

As a result of the Transaction, ARI acquired rice processing and shipping facilities in Stuttgart, Arkansas and Maxwell, California, and leased rice drying and storage facilities in Maxwell, California and Greenville, Mississippi. The Stuttgart and Maxwell facilities have the capacity to mill approximately 4 million cwt. and 11 million cwt. annually, respectively.

The Maxwell facility is secured as collateral for a loan with an insurance company which was assumed by ARI as part of the Transaction. The Freeport, Stuttgart and Houston properties and a junior position in the Maxwell facility, are collateralized as security to the new lenders, in conjunction with the Transaction.

As a result of the Transaction and a corresponding increase in credit lines, ARI's management expects utilization of its Freeport facilities to increase slightly and expects the Stuttgart facility to operate at near capacity and Maxwell facility to be utilized at approximately 75% of capacity.

Item 6   Selected Financial Data.
- - ------   -----------------------

The selected financial data of ARI presented below are derived from financial statements and pro forma financial statements included in Item 8 of this Form 10-K for the five fiscal years prior to March 31, 1993.  This information should be read in conjunction with such financial statements and related notes and "Management's Discussion and
Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.  (dollars in thousands except per share).

ARI
- - ---

Balance Sheet Data:
                                    Pro-                                March 31,
                                    Forma       --------------------------------------------------------
                                    1993 (1)     1993         1992       1991         1990         1989
                                  ---------    ---------   ---------  ---------    ---------   ---------
Total Assets                       $167,057     $102,178    $95,515    $105,957     $134,094    $131,971

Long-Term Debt,
   Less Current Portion              63,302        44,567         -      47,300       42,600      47,500

Stockholders' Equity                 37,180        16,451    13,201      18,633       24,410      24,271



Statement of Operations Data:
                                                                                               Period
                                                                 Year Ended              From April 30, 1988
                                   Pro                            March 31,               (Date Operations
                                   Forma       ------------------------------------------     Commenced)
                                   1993 (1)      1993        1992       1991       1990    to March 31, 1989
                                  ---------    ---------  ---------  ---------  ---------   ---------------
Net Sales                         $309,160     $176,619    $176,201   $198,462   $190,196      $180,163

Earnings (Loss) from                (5,034)       3,250      (5,432)    (5,777)       153            84
 Continuing Operations
Earnings (Loss) from Continuing
  Operations per Common and
  Common Equivalent Share              (.90)        .20        (.44)      (.47)       .01           .01



(1)See Pro Forma Financial Statements and Accompanying Notes -  Page F-9. The pro forma information reflects adjustments resulting from the Transaction and the Refinancing.

Item 7.   Management's Discussion and Analysis of Financial Condition and
- - ------    ---------------------------------------------------------------
          Results  of Operations.
          -----------------------

Liquidity and Capital Resources
- - -------------------------------
The following ratios are indicative of ARI's liquidity and ability to meet future funding needs and debt service requirements:

                                                         March 31,
                                           --------------------------------
                                            1993          1992        1991
                                           ------        ------       -----
Current ratios                             1.2 to 1     .45 to 1    1.1 to 1
Long-term debt to total capitalization     73 percent     N/A    71.6 percent

At March 31, 1993, working capital was approximately $6.6 million and the current ratio was 1.2 to 1. At March 31, 1992, current liabilities exceeded
current assets by approximately $45.3 and the current ratio was .45 to 1.   At
March 31, 1991, working capital was approximately $4.9 million and the current ratio was 1.1 to 1.

Cash increased by approximately $675 thousand during the year ended March 31, 1993, as a result of positive operating results partially offset by debt reductions and capital expenditures. Cash decreased by approximately $2.6 million during the year ended March 31, 1992, as a result of negative operating income results and capital expenditures. Cash increased by approximately $3.7 million during the year ended March 31, 1991, as cash provided by operating activities more than offset reductions to notes payable and long-term debt, and additions to property, plant and equipment.

The ratio of long-term debt to total capitalization was 73 percent at March 31, 1993 due to the reclassification of a portion of term debt to long-term from current as a result of the Refinancing. At March 31, 1992 this ratio was non-existent, since all debt was classified as current. The ratio of long-term debt to total capitalization at March 31, 1991 increased from the prior year due to a decrease in stockholders' equity and an increase in long-term debt. Stockholders' equity decreased during fiscal year 1991 due to the loss sustained for the year.

Capital expenditures were approximately $762 thousand, $517 thousand, and $830 thousand for the years ended March 31, 1993, 1992 and 1991, respectively. Future capital expenditures are expected to be funded with internally generated funds.

ARI had established lines of credit with a group of three banks, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank"), TCB and Bank of America National Trust and Savings Association ("Bank of America"). The interest rates on the lines of credit were at the prevailing rate in effect at the time of borrowing, which at March 31, 1993 was at prime rate (six percent) plus 3 percent for Rabobank and TCB and prime rate plus 2.5 percent for Bank of America. Notes payable outstanding under these lines of credit at March 31,

1993 and 1992 were $15.3 and $18 million, respectively, at weighted average interest rates of approximately 8.96 and 9.63 percent, respectively.

Senior notes with an aggregate principal balance of $20 million were issued in December 1986 and April 1988 to six insurance companies. At March 31, 1993 and 1992 the interest rate was 9 percent and the aggregate balances were $18 million. A term loan with NBC with a principal balance of $12.5 million was due at March 31, 1993. The interest rate on the NBC loan at March 31, 1993 and 1992 was 7.6 and 8.11 percent, respectively. The interest rate at March 31, 1993 and 1992 was 9.125 percent on an original $4 million note due to TCB.

The variable rate demand marine terminal revenue bonds were payable to a non-profit industrial development corporation. The effective interest rate at March 31, 1992 was 3.94 percent and varied weekly based on prevailing market conditions and was payable monthly. The bonds were collateralized by the milling and storage facility at Freeport and an irrevocable letter of credit issued by Rabobank in the amount of $13,584,000. The letter of credit was not extended and was drawn upon to pay the bondholders. As a result, at March 31, 1993 Rabobank was a creditor of ARI in the principal amount of $13.3 million. The interest rate with Rabobank was base rate plus 2 percent or 8 percent at March 31, 1993.

For an extended period of time (approximately two and one-half years), ARI has been in negotiations with its lenders to restructure its debt. During this period there were numerous extensions and forebearances. Several legal actions to exercise remedies were commenced, and negotiations transpired which resulted in ARI continuing operations while pursuing the Transaction to combine ARI and Comet. The legal actions included several postings by Rabobank to foreclose on ARI's Freeport properties. The last foreclosure date was June 1, 1993. Obtaining the financing to consummate the ARI and Comet Refinancing was very difficult and took much longer than anyone anticipated, however, the Refinancing was closed on May 26, 1993.

In connection with the Refinancing, an agreed upon payoff of all of the loans to ARI's existing lenders was included. The amounts due the credit line banks and Rabobank's $13.3 million loan were paid in full. The other term lenders received approximately $21 million in cash, 1,500,000 shares of a newly designated Series C preferred stock $1.00 par value, $3 million in notes payable by ERLY, (which note amounts were offset against ARI's receivable from ERLY), a pledge by ERLY of one million shares of ARI Series B preferred stock, and NBC received $1.3 million of NBC stock held by ARI. In addition, these other term lenders agreed to a debt discount of approximately $10.5 million, which is net of the $3 million note from ERLY.

The Series C preferred stock is non-convertible and non-voting, carries annual cumulative, non-participating dividends of $.50 per share, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share.
The loan agreements with the new lenders prohibit the payment of any dividends and do not list any basis on which the lenders would approve a dividend payment.

As part of the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress, and loans from new term lenders,

Chase, INB and TCB, for $65.3 million. The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2 percent, requires all ARI cash receipts to be paid to Congress as payment on the loan, requires collateral reports to be prepared frequently by ARI to support requests for borrowing, and is collateralized by receivables, inventory, cash, $2 million key man life insurance on Gerald Murphy, and junior liens on ARI assets pledged to the new term lenders.

The new financing arrangements are not expected to have a material effect on interest expenses. Since there was not an agreement with the prior lenders, maturities cannot be compared between the new and prior lenders.

In accordance with Statement of Financial Accounting Standards No. 6, the classification of the $48.8 million of long-term debt on the balance sheet at March 31, 1993 reflects the effects of the Refinancing. The $65.3 million term loans mature on December 31, 1997 with $4.2 million due by March 31, 1994, which is the amount classified as current maturities on March 31, 1993, $5.9 million due in the year ended March 31, 1995, $6 million due in the year ended March 31, 1996, $6 million due in the year ended March 31, 1997 and $43.2 million due in the year ended March 31, 1998, and interest rates range from prime plus 3 percent to prime plus 5 percent through May 31, 1995, increasing to a range of prime plus 6 percent to a prime plus 8 percent by 1997. Terms of the loan restrict dividend payments, investments, capital expenditures and require maintenance of certain working capital levels, leverage and net worth. This loan is collateralized by substantially all of ARI's fixed assets and trademarks, and has junior liens on collateral for the credit lines.

In addition ERLY is a guarantor for all of the ARI new debt, and the loan agreements contain certain restrictive covenants applicable to ERLY. This guaranty of ERLY was a condition of the new financing. Consequently, the ARI new debt contains cross default provisions with the debt of ERLY.

ERLY has incurred substantial consolidated losses in each of the years ended March 31, 1993 and 1992 and has a consolidated working capital deficit and a consolidated deficiency in assets at March 31, 1993. In addition, ERLY is in default of certain of its bank debt covenants. These conditions raise substantial doubt about ERLY's ability to continue as a going concern. However, as a result of the Transaction, on a pro forma basis at March 31, 1993, ERLY's stockholders' equity increased.

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

ARI has capitalized approximately $5 million in connection with the loan restructure. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees. See Notes A and D to the Financial Statements on pages F-7 and F-15.

Prior to the Transaction, ARI's common stock was listed on Nasdaq as a NM company. As a result of the issuance of the Series B preferred stock in the Transaction, with its voting power of two votes per share, ARI's status as a NM company was terminated, and ARI is now listed on Nasdaq as a "Small Capitalization Company."

As a result of the Transaction and the Refinancing ARI should have: an improved ability to service debt, a more diversified market for its products, an expanded share of domestic and export rice markets, more diversified sources for its supply of rough rice and improved abilities to reduce costs, operate more efficiently and develop markets for its products. Also as a result of the Transaction, ERLY possesses approximately 81 percent of all outstanding voting shares and has the ability to effect changes in ARI's corporate structure and direct operations and management of ARI. ERLY has the right to receive dividends on the Class B Preferred Stock totalling $5.2 million annually (the payment is restricted by bank covenants) and ARI will pay certain amounts to ERLY under a tax agreement. Any payments under the tax agreement are restricted by bank covenants. The terms of the revolver included a two year commitment at an interest rate of prime plus 2%. The $65.3 million term loan matures on December 31, 1997 with annual principal repayments required of $4.2 million, $5.9 million, $5.9 million, $5.9 million and $43.4 million in years ending March 31, 1994, 1995, 1996, 1997, and 1998, respectively. Interest rates range from prime plus 3% to prime plus 5% through May 1995, increasing to a range of prime plus 6% to prime plus 8% by 1997.

Prior to the Refinancing, Comet and ARI receivables from ERLY were $12,059,000 and $921,000 respectively. After the Refinancing and the Transaction, the combined intercompany receivable from ERLY was reduced to $9,980,000 as a result of ERLY offsetting $3.0 million of intercompany debt in exchange for a note to the ARI term lenders.

As a result of the Transaction, ARI assumed the liabilities of Comet including trade payables, payables on rice, contingent liabilities and term debt.

Rice, which can be stored, is processed throughout the year. Prices for rough rice vary due to changes in supply and demand in the U.S. and the world market. These changes occur throughout the year and are not based on predictable seasonal factors. Working capital requirements vary based on sales requirements, price volatility, and available supplies, and do not generally change based on seasonality.

Inventories increased in year ended March 31, 1993 over March 31, 1992 due to quantities of rough rice increasing by 2.7 million cwts., partially offset by lower cost per unit of both rough and milled rice. The supply of rough rice available from producers at reasonable prices was substantially greater at March 31, 1993 than at March 31, 1992. Due to ARI's financial uncertainty and pending foreclosure actions by it's lenders prior to the transaction, ARI chose to utilize cash resources to purchase additional rice.

During the year ended March 31, 1991, the Board of Directors of ARI authorized management to market the Houston property in order to improve liquidity. ARI entered into a listing agreement with an outside broker to market the property. This listing agreement has expired and no other listing agreements are in effect. The proceeds from such sale, when and if it occurs, are required by the terms of the new debt agreements to be used to reduce debt.

Results of Operations
- - ---------------------

Revenues for the years ended March 31, 1993, 1992, and 1991 were $176.6 million, $176.2 million and $198.5 million, respectively, and earnings (losses) were $3.3 million, $(5.4) million and $(5.8) million, respectively.

Results of future operations are dependent upon milled and rough rice prices. Because ARI markets significant amounts of rice in branded consumer products whose price levels do not fluctuate as fast as commodity costs, rapid rough rice price increases could have the effect of reducing the profits of ARI in the short-term, and rapid decreases in rough rice prices frequently has the effect of increasing the earnings of ARI in the short-term, because consumer prices usually do not fall as fast as rapidly decreasing commodity prices. In both decreasing and increasing rough rice costs markets, the timing of rough rice purchases and competitive price pressures on milled rice will significantly affect ARI's earnings. Current rough rice costs have decreased significantly from a year ago, however, the upcoming crop rough rice costs are uncertain at this time.

ERLY intends to change ARI's inventory method from Last-In-First-Out ("LIFO") to First-In-First-Out ("FIFO") after the Transaction to conform to Comet's inventory method. The pro forma effects of this change on gross profit, if the change was made on the indicated dates, follow:

                                              Increase/(decrease)
                                              In Gross Profit
                                              -------------------

Year Ending March 31, 1993                    $  648  Thousand
Year Ending March 31, 1992                      (413) Thousand
Year Ending March 31, 1991                     7,438  Thousand

All of Comet's revenues and expenses will be consolidated into ARI's from the date of the Transaction and, as a result, all items of ARI's revenues and expenses will increase significantly. Revenues should increase in excess of $125 million with all expense categories increasing, accordingly. The Transaction is expected to reduce manufacturing and distribution costs since processing and packaging facilities of the two companies should be, on the average, closer to the ultimate customer.

Selling, general and administrative costs are also expected to be lower than the combined amounts due to the consolidation of these functions. It is estimated that most of these savings will come from lower legal, insurance and auditing fees, and some reduction of administrative personnel.

Fiscal Year March 1993 Compared to Fiscal Year March 1992
- - ---------------------------------------------------------

Sales for 1993 of $176.6 million increased $418 thousand from the prior year due to foreign sales increases of $7.9 million partially offset by domestic sales decreases of $7.5 million. Domestic sales include sales in the Caribbean basin. Sales included rice purchased from Thailand of $9 million and $11.1 million in 1993 and 1992, respectively.

Export sales of milled rice increased $7 million due primarily to volume increases (15 percent). Export sales of rough rice were $1.7 million in 1993 versus 762 thousand in 1992. Total export sales volume increased 944 thousand equivalent rough rice cwt., a 16 percent increase, due to higher sales to Saudi Arabia, higher unbranded milled rice sales, and rough rice sales. ARI's Saudi Arabia cwt. volume increased 6 percent to 4.2 million cwt. Overall prices in milled rice export markets were the about the same as the prior year, with a Saudi Arabia price increase of 5 percent being offset by lower prices on unbranded milled rice sales.

The primary reason for the increase in other export sales in 1993 was an increase of $6.5 million in sales to domestic exporters. The point of sale for these sales is usually a United States port and the export destination is not always identified. Also contributing to the increase was $2.6 million in sales to South Africa versus none in 1992. No sales to Brazil were made in 1993 versus $14.0 million in 1992. Brazil, being a commodity market, can fluctuate significantly from period to period and ARI generally sells in those type of markets as sales are presented subject to availability of inventories.

Domestic sales decreased due to lower volume and to lower average prices. Total volume of 6 million cwt. decreased 447 thousand cwt. as compared to 1992. Milled rice volume decreases were experienced in Caribbean markets and in rough rice sales. United States and Canada grocery and food service markets were about the same as the prior year. Average domestic milled rice prices decreased 2 percent. Sales to related parties decreased due to lower sales to Comet for resale in the United States and the Caribbean basin and to lower rough rice sales to Comet.

At March 31, 1993, replacement cost of raw materials and finished goods inventories (accounted for by the LIFO method) was approximately $26 million. Cost of products sold in fiscal 1993 and 1992 was increased by approximately $4.5 million and decreased by $300 thousand, respectively, to reflect the differences in the market values and the carrying value of inventories. Net adjustments decreasing 1993 gross profit by $600 thousand were caused by a $3.9 million increase in inventory levels offset by the $4.5 million market value adjustment.

Total gross profit (sales less cost of sales), which includes related party gross profit as discussed below, was $32.4 million in 1993 and $21.3 million in 1992, representing 18 percent of sales for 1993 and 12 percent of sales for 1992. Gross profit increased $11.1 million, of which $8.2 million was in the Saudi Arabia market and the balance was primarily in domestic milled rice markets. The improvement in the Saudi Arabia market gross profit was due to $2.9 million in price increases, $4.8 million in rough rice and other cost decreases, and $463 thousand in volume increases.
Related party gross profit was a loss of $368 thousand in 1993 or 3 percent of related party sales versus a profit of $110 thousand or 1 percent of related party sales in 1992. The primary reason for the decline was increased sales of specialized flour products to Comet Rice Ingredients at prices which approximate variable costs of production.

Selling, general and administrative expense of $19.0 million increased $1.7 million due to an increase of $1.7 million in advertising and promotional expenses primarily as a result of increased use of promotional off-invoice allowances in domestic markets. Brokerage expenses increased $200 thousand. General and administrative expenses decreased $318 thousand.

Interest expense of $7.2 million, which includes interest paid to Comet on the net payable due Comet, increased $857 thousand due to an approximate 1 percent higher average rate and $1.1 million in higher average balances. Interest expense includes legal and other expenses associated with existing debt of $ 1.5 million in 1993 and $730 thousand in 1992. If legal and other expenses had not been charged to interest, interest rates would have remained approximately the same.

Income taxes are provided during the year which transactions affect the determination of financial statement income, regardless of when they are recognized for tax purposes. Deferred income taxes are provided for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with SFAS 109, these deferred taxes are measured by applying currently enacted tax laws. In years prior to 1993, deferred taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11.

Fiscal Year March 1992 Compared to Fiscal Year March 1991
- - ---------------------------------------------------------

Sales for 1992 of $176.2 million declined $22.3 million or 11 percent from the prior year due to export sales declines of $25.6 million, partially offset by domestic sales increases of $3.3 million. Domestic sales include sales in the Caribbean basin. Sales for 1992 includes $11.1 million of sales of rice purchased from Thailand, of which $9.7 million was shipped directly to ARI customers from Thailand.

Export sales of milled rice and rough rice declined $22.0 million (21 percent) and $3.5 million (8.2 percent), respectively, due to volume decreases partially offset by higher average prices. Total export sales volume decreased 3 million equivalent rough rice cwt., a 34 percent decline, due to lower sales to Saudi Arabia, lower unbranded milled rice sales, and lower rough rice sales. ARI's Saudi Arabia cwt. volume declined 12 percent to 3.6 million equivalent rough rice cwt., as total U.S. exports to Saudi Arabia declined approximately 20 percent. Rice inventories in Saudi Arabia had increased in year ended March 31, 1991 due to anticipated possible interruption in supplies as a result of the Persian Gulf conflict. U.S. exports to Saudi Arabia were reduced in the year ended March 31, 1992 due to a reduction of the above mentioned inventory levels and U.S. rice being less competitively priced as compared to other exporters to Saudi Arabia. Average prices in Saudi Arabia increased 2 percent and overall prices in milled rice export markets increased 12 percent due primarily to a lower proportion of lower priced unbranded commodity sales. Unbranded milled rice sales decreased due to lower credit lines available to fund these type of sales, and a reduction of markets available for U.S. rice exports. Rough rice sales decreased due to lower availability to ARI of rough rice for these markets.

The primary reason for the decrease in other export sales in 1992 was a decrease in sales to domestic exporters. This was caused partially by capacity constraints as a result of the higher sales to Brazil. Also, changes in commodity sales from year to year are often due to not making such sales when potential margins are low.

Domestic sales increased due to higher average prices primarily as a result of a change in mix to lower rough rice sales and higher milled rice sales. Total unit sales of 6.5 million equivalent rough rice cwt. were at the same level as 1991. Milled rice cwt. increases were concentrated mainly in the Caribbean basin, while rough rice declines were primarily due to decreased sales to Comet. Average domestic milled rice prices, other than rough rice and related party sales, increased 9 percent. Sales to related parties increased primarily due to increases in sales of milled rice to Comet for resale to a domestic exporter for shipment to Haiti. Through April 30, 1991, ARI made these sales directly to the domestic exporter. Effective this date, ARI and Comet entered into an agreement to transfer to Comet ARI's receivable from the domestic exporter in the amount of $2 million. In exchange, ARI's payable to Comet was reduced by $2 million.

Total gross profit (sales less cost of sales), which includes related party gross profit as discussed below, was $21.3 million in 1992 and $23.5 million in 1991, representing 12 percent of sales for both years. Adjustments increased 1992 gross profit by $413 thousand due primarily to a reduction in the reserve to reduce cost to market value. Adjustments decreasing 1991 gross profit by $7.4 million were caused by a $6.3 million liquidation of higher cost inventories acquired from Predecessor ARI and a $1.1 million increase in the reserve to reduce cost to market. Gross profit prior to these adjustments was $20.9 million and $30.9 million respectively in 1992 and 1991, a decline of $10 million, of which $5.1 million was in the Saudi Arabia market, $4.5 million was in the domestic milled rice markets, and $400 thousand was in other export markets. The decline in the Saudi Arabia market gross profit was due to $5 million in rough rice and other cost increases and $1.5 million in volume decreases, partially offset by $1.4 million in price increases. The decline in gross profit in domestic milled rice markets was due to $2.5 million in rough rice and other cost increases not offset by price increases and $2 million in volume decreases.

Related party gross profit was $110 thousand or 1 percent of related party sales in 1992 and $356 thousand or 4 percent of related party sales in 1991. The primary reason for the decline was decreased sales to Comet on shipments to Puerto Rico due to direct marketing by ARI to the Puerto Rico distributor beginning January 1, 1992. The gross profit percent on sales to related parties is significantly lower than other sales due to pricing sales to Comet, other than for shipment to Puerto Rico on which ARI and Comet shared the gross profit, at estimated production cost. In November 1991, ARI and Comet agreed that rice prices between ARI and Comet would be based on full variable costs and that net margins on sales earned at ARI's Freeport facility and Comet's Greenville and Stuttgart facilities would be shared based on a formula.

Selling, general and administrative expense of $17.3 million declined $2.6 million primarily due to lower brokerage expenses and lower advertising and promotional expenses. Brokerage expenses declined $755 thousand due primarily to lower sales. Advertising and promotional expenses declined $1.8 million due primarily to decreases in domestic market expenses, reflecting a trend toward decreased cooperative advertising and promotional payments to retailers in domestic markets.

Interest expense of $6.3 million increased $55 thousand with average principal balances and average rates being about the same.

No provision was made for income taxes as a result of the loss incurred during this period.

Item 8.   Financial Statements and Supplementary Data.
- - ------    -------------------------------------------

The Financial Statements and Supplementary Data are included herein beginning on Page F-1.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
- - --------   ---------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

The following table sets forth the share ownership of Comet, the only person known by ARI to own more than five percent of the outstanding voting shares of either the ARI Common Stock, ARI's Series A convertible preferred stock, $1.00 par value (the "Series A Preferred Stock"), and ARI's Series B convertible preferred stock, $1.00 par value (the "Series B Preferred Stock") at June 1, 1993:

Name and Address                                Amount and
of Beneficial              Title of               Nature           Percent of
Owner                        Class           Beneficial Ownership     Class
- - ----------------           --------          --------------------     -------
- - -
Comet Rice, Inc.(1)       ARI Common Stock     35,777,778(3) (2)         81%
10990 Wilshire Blvd.      Series A Preferred    3,888,889 (3)           100%
Suite 1800                Stock (2)
Los Angeles, CA  90024    Series B Preferred   14,000,000 (3)           100%
                          Stock (2)

(1) ERLY owns all of the outstanding shares of Comet. In connection with the Transaction (See Note A to the Financial Statements), ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet into ERLY. Gerald
D. Murphy, Chairman of the Board of ERLY, 10990 Wilshire Boulevard, Suite 1800, Los Angeles, California 90024, is the direct beneficial owner of 1,017,103 shares of the common stock, $1.00 par value of ERLY ("ERLY Common

Stock") representing approximately 29.2 percent of the outstanding shares of ERLY Common Stock, and is the indirect beneficial owner of 469,932 shares of the ERLY Common Stock, representing approximately 12.3 percent of the outstanding shares of ERLY Common Stock. Douglas A. Murphy, President and a director of ERLY, 16825 Northchase Drive, Suite 1600, Houston, Texas 77060, is the beneficial owner 465,939 shares of ERLY Common Stock, representing 12.2 percent of the outstanding shares of the ERLY Common Stock. William H. Burgess, a director of ERLY, 550 Palisades Drive, Palm Springs, California 99262, beneficially owns 310,143 shares of ERLY Common Stock, representing approximately 9 percent of the outstanding shares of ERLY Common Stock. ERLY may be deemed to be the beneficial owner of any shares of ARI Common Stock, Series A Preferred Stock or Series B Preferred Stock held by Comet, and Messrs. Gerald D. Murphy, Douglas Murphy and Burgess may be deemed to be the beneficial owners of any shares of ARI Common Stock, Series A Preferred Stock or Series B Preferred Stock held by Comet as a result of their positions with ERLY and their stock ownership of ERLY. See "Item 13 Certain Relationships and Related Transactions" for information regarding an acquisition of Comet by ARI.

(2) Because each share of the Series A Preferred Stock is convertible into one share of the ARI Common Stock, and each share of Series B Preferred Stock is convertible into two shares of ARI Common Stock, a holder of shares of Series A Preferred Stock or Series B Preferred Stock may be deemed to be the beneficial owner of shares of ARI Common Stock. If Comet were to convert all of the shares of Series A Preferred Stock and Series B Preferred Stock owned by it, Comet would hold 35,777,778 shares, or approximately 81 percent of the outstanding shares, of ARI Common Stock.

(3)  Comet has sole voting and dispositive power over such shares.

All of ARI's stock owned by Comet or ERLY is pledged to lenders on loans. If any of these lenders would exercise their remedies in case of default, then ERLY's ownership in ARI would change and it is possible that a change of control could occur.

(b)  ARI Security Ownership of Management

The following table sets forth the share ownership of the ARI Common Stock by each director of ARI and by all directors and officers of ARI as a group:

                               Number of Shares
                              Beneficially Owned as            Percent of
Name                          of  June 1, 1993 (1)                Class
- - -----                         ---------------------            -----------

S. C. Bain, Jr.                       22,213 (2)                     *
William H. Burgess                35,777,778 (3)                  81.1%
John M. Howland                        5,000                         *
Gerald D. Murphy                  35,777,778 (3)                  81.1%
Douglas A. Murphy                 35,777,778 (3)                  81.1%
George Prchal                         10,000*
All directors and officers
   as a group (7 persons)         35,820,591                      81.2%

* Less than one percent.
(1) Except as otherwise indicated, the persons indicated have sole voting and dispositive power with respect to these shares.
(2) Mr. Bain has sole voting and dispositive power with respect to 1,482 shares and shared voting and dispositive power with respect to 20,731 shares.
(3) Messrs. Gerald Murphy, Douglas Murphy and Burgess could be deemed to be the beneficial owners of 3,888,889 shares of the ARI Common Stock, 3,888,889 shares of the Series A Preferred Stock (which is convertible into ARI Common Stock), and 14,000,000 shares of the Series B Preferred Stock (which is convertible into ARI Common Stock) because of their positions as directors and significant shareholders of ERLY. See "(a) Security Ownership of Certain Beneficial Owners".


(c)  ERLY Security Ownership of Management

The following table sets forth the share ownership of the ERLY Common Stock by each director of ARI and by all directors and officers of ARI as a group:

                                 Number of Shares
                              Beneficially Owned as           Percent of
Name                           of  June 30, 1993                 Class
- - ------------------            ---------------------           -----------

S. C. Bain, Jr.                           -                         -
William H. Burgess                  310,143                       8.9%
John M. Howland                           -                         -
Gerald D. Murphy                  1,487,035                      41.5%
Douglas A. Murphy                   465,939                      12.2%
George Prchal                             -                         -
All directors and officers
   as a group (5 persons)         1,848,761                      47.6%

  (1) See notes in (d) "ERLY" Security Ownership of Certain Beneficial Owners and ERLY Management.

(d) ERLY Security Ownership of Certain Beneficial Owners and ERLY
         Management

The following table sets forth information regarding the ownership of ERLY Common Stock as of June 30, 1993 of (i) each person known to ERLY to be the beneficial owner of more than five percent of the outstanding shares of ERLY Common Stock; (ii) each director and nominee for director of ERLY; (iii) each executive officer named in the Compensation Table of ERLY; and (iv) all directors and executive officers of ERLY and its subsidiaries as group. Except as indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned by each stockholder.

Name and address of              Amount and nature of        Percent of
beneficial owner                 beneficial ownership           class
- - -------------------              --------------------         ----------

Gerald D. Murphy, Chairman           1,487,035 shares            41.5%*

ERLY Industries, Inc.                Direct (1) and
10990 Wilshire Blvd.                 Indirect (2)
Los Angeles, CA  90024

Douglas A. Murphy, President         465,939 shares              12.2%*
ERLY Industries, Inc.                Direct (3)
10990 Wilshire Blvd.
Los Angeles, CA  90024

William H. Burgess, Director         310,143 shares               8.9%
550 Palisades Drive                  Direct
Palm Springs, CA  92262

State Treasurer of the               302,368 shares               8.7%
 State of Michigan                   Direct
301W. Allegan Street
Lansing, MI  48922

Gentleness                           220,000 shares               6.3%
P.O. Box N776                        Direct (4)
Lyford Cay
Nassau, Bahamas

Bill J. McFarland                    40,505 shares                1.2%
ERLY Industries, Inc.                Direct
10990 Wilshire Blvd.
Los Angeles, CA  90024

Frank M. Feffer                      3,100 shares                  .1%
ERLY Industries, Inc.                Direct
10990 Wilshire Blvd.
Los Angeles, CA  90024

Richard N. McCombs                   11,078 shares                 .3%
ERLY Industries, Inc.                Direct
10990 Wilshire Blvd.
Los Angeles, CA  90024

All directors and executive
 officers as a group (10 persons)    1,897,526 shares (5)        48.9%

______________

* All expressions of percentage of shares held assume that options or convertible notes held by the particular individual have been exercised or converted, and no others.

(1) Mr. Gerald D. Murphy, Chairman of the Board of ERLY, is the record holder of 1,016,949 shares and has the right to acquire an additional 154 shares pursuant to the conversion features of a note receivable from the Company with a principal balance of $857.

(2) Mr. Gerald D. Murphy's indirect beneficial ownership represents 469,932 shares owned (1) directly by his son Douglas A. Murphy, President of ERLY, and

(2) held in trust for his grandson. Of this total, Gerald D. Murphy has voting control of the 3,993 shares held in trust for his grandson, however, he denies holding voting or investment control of the balance of the 465,939 shares owned directly by his son, Douglas A. Murphy.

(3)  Mr. Douglas A. Murphy, President of ERLY, is the record holder of
132,793 shares and has the right to acquire an additional 66,550 shares pursuant to options granted under the ERLY's 1982 Incentive Stock Option Plan. In addition, Mr. D.A. Murphy has the right to acquire an additional 266,596 shares pursuant to the conversion features of a $1,000,000 note receivable from ERLY.

(4) Based upon Schedule 13D filed as of October 30, 1992 with the Securities and Exchange Commission. Gentleness is an Isle of Man Corporation indirectly controlled by John M. Templeton. Mr. Templeton may be deemed to be the beneficial owner of the shares of ERLY owned by Gentleness by virtue of his ability to direct the voting or disposition of such shares.

(5) All directors and officers as a group owned of record or beneficially 1,897,526 shares, representing 48.9% of the Company's issued and outstanding voting securities. This includes stock options held by officers to purchase 123,184 shares under ERLY's Incentive Stock Option Plan and 266,750 shares issuable pursuant to notes payable by ERLY.

Mr. Gerald D. Murphy has pledged 431,805 shares of his ERLY Common Stock as collateral for personal loans totalling $664,000 from three financial institutions.

Mr. Douglas A. Murphy has pledged 174,375 shares of ERLY Common Stock as collateral for personal loans totalling $482,500 from two financial institutions.

ERLY holds 81% of the combined voting power of ARI stock outstanding subsequent to the May 26, 1993 Transaction. ERLY's ownership in ARI consists of 3,888,889 shares of the ARI Common Stock, 3,888,889 shares of Series A Preferred Stock (which is convertible into ARI Common Stock), and 14,000,000 shares of Series B Preferred Stock (which is convertible into ARI Common Stock). Because of their positions as directors and significant shareholders of ERLY, Messrs. Gerald Murphy, Douglas Murphy, and Burgess could be deemed to be the beneficial owners of the ARI stock owned by ERLY.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- - -------   -----------------------------------------------------------------

(a)  1.Financial Statements                                          Page
     ----------------------                                         ------
Independent Auditors' Report.......................................  F - 1

Balance Sheets - March 31, 1993 and 1992 ..........................  F - 2

Statements of Operations - Years Ended March 31, 1993, 1992
and 1991 ..........................................................  F - 4

Statements of Stockholders' Equity - Years Ended March 31,
1993, 1992 and 1991 ...............................................  F - 5

Statements of Cash Flows - Years Ended March 31, 1993, 1992
and 1991 ..........................................................  F - 6

Notes to Financial Statements .....................................  F - 7

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
American Rice, Inc.
Houston, Texas

We have audited the accompanying balance sheets of American Rice, Inc. as of March 31, 1993 and 1992, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14 (a) 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A of Notes to Financial Statements, in May 1993 the Company consummated a transaction to acquire substantially all the assets and assume all the liabilities of Comet Rice, Inc. ("Comet"), a wholly-owned subsidiary of ERLY Industries, Inc. ("ERLY"). In May 1993 the Company also refinanced the combined indebtedness of the Company and Comet. After the acquisition, ERLY holds 81 percent of the voting power of the Company's stock. The acquisition will be accounted for as a reverse step acquisition of the Company by Comet.

As discussed in Note B of Notes to Financial Statements, in 1993 the Company changed its method of accounting for income taxes.


DELOITTE & TOUCHE

Houston, Texas
August 3, 1993
Page F-1


AMERICAN RICE, INC.
BALANCE SHEETS
(Thousands of Dollars)

                                                             March
                                                        1993       1992
                                                    ---------  ---------
ASSETS

CURRENT ASSETS:
  Cash                                                $1,926     $1,251
  Accounts receivable - net of allowances of $700
    for 1993 and $238 for 1992                        10,543     13,223
  Accounts receivable from related parties               941      1,341
  Inventories                                         30,263     20,719
  Prepaid expenses                                       459        449
  Deferred income taxes                                1,918          0
                                                    ---------  ---------
    Total current assets                              46,050     36,983


INVESTMENTS AND OTHER ASSETS:

  Net assets of Houston property held for sale        13,126     13,141
  Trademarks                                           3,774      3,888
  Investments and other assets                         2,785      2,788
  Receivable from related party                          921        921
                                                    ---------  ---------
    Total investments and other assets                20,606     20,738


PROPERTY, PLANT AND EQUIPMENT - NET:

  Buildings and improvements                          22,867     22,845
  Machinery and equipment                             40,234     39,874
  Transportation equipment                               544        553
  Furniture and fixtures                               1,934      1,960
                                                   ---------  ---------
                                                      65,579     65,232
  Less accumulated depreciation                       30,057     27,438
                                                   ---------  ---------

    Total property, plant and equipment - net         35,522     37,794
                                                   ---------  ---------

    Total Assets                                    $102,178    $95,515
                                                   =========  =========


      See independent auditors' report and notes to financial statements Page F-2

AMERICAN RICE, INC.
BALANCE SHEETS (CONTINUED)
(Thousands of Dollars)

                                                                March 31,
                                                        1993       1992
                                                    ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable                                      $15,349    $18,000
  Accounts payable and accrued expenses               14,683      7,374
  Accounts payable to related parties                  5,010      7,744
  Current portion of long-term debt                    4,200     49,196
  Income taxes payable                                   205          -
                                                    ---------  ---------
    Total current liabilities                         39,447     82,314

LONG-TERM DEBT, less current portion                  44,567          -

COMMITMENTS AND CONTINGENCIES                              -          -

DEFERRED INCOME TAXES                                  1,713          -

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 20,000,000
    shares authorized; 3,888,889 convertible shares
    issued and outstanding, liquidation preference
    of $5.14 per share                                 3,889      3,889
  Common stock, $1 par value, 50,000,000 shares       12,219     12,219
    authorized 12,219,461 shares issued and
    outstanding
  Paid-in capital                                      8,065      8,065
  Deficit                                             (7,722)   (10,972)
                                                    ---------  ---------
  Total stockholders' equity                          16,451     13,201
                                                    ---------  ---------
    Total liabilities and stockholders' equity      $102,178    $95,515
                                                    =========   =========


   See independent auditors' report and notes to financial information. Page F-3

AMERICAN RICE, INC.
STATEMENTS OF OPERATIONS
(Thousands of Dollars Except per Share)


                                                  Year Ended
                                                   March 31,
                                             1993       1992       1991
                                        ---------   ---------  ---------

NET SALES:

  Sales                                  $163,313   $156,525   $189,418
  Sales to related parties                 13,306     19,676      9,044
                                        ---------   ---------  ---------
                                          176,619    176,201    198,462


OPERATING COSTS AND EXPENSES:

  Cost of products sold and operating
    expenses                              130,501    135,340    166,280
  Cost of products sold to related part    13,674     19,566      8,688
  Selling, general and administrative      18,957     17,287     19,882
  Depreciation and amortization             3,070      3,130      3,365
                                        ---------  ---------  ---------
                                          166,202    175,323    198,215
                                        ---------  ---------  ---------

EARNINGS BEFORE INTEREST AND INCOME TAX    10,417        878        247

INTEREST EXPENSE                            7,167      6,310      6,255
                                        ---------  ---------  ---------

EARNINGS (LOSS) BEFORE INCOME TAXES         3,250     (5,432)    (6,008)

INCOME TAX (BENEFIT)                            -          -       (231)
                                        ---------   ---------  ---------
EARNINGS (LOSS)                            $3,250    ($5,432)   ($5,777)
                                        =========  =========  =========

PRIMARY AND FULLY DILUTED EARNINGS
(LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:                           $0.20    ($0.44)    ($0.47)
                                        =========  =========  =========
See independent auditors' report and notes to financial statements.
Page F-4

AMERICAN RICE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of Dollars)



                               Total                                     Retained
                            Stockholder Preferred   Common     Paid-in   Earnings
                              Equity      Stock      Stock     Capital   (Defecit)
                              ---------  ---------  ---------  ---------  ---------
BALANCE MARCH 31, 1990         $24,410     $3,889    $12,219     $8,065       $237

  Earnings (loss)               (5,777)         0          0          0     (5,777)
                             ---------  ---------  ---------  ---------   --------

BALANCE, MARCH 31, 1991         18,633      3,889     12,219      8,065     (5,540)

  Earnings (loss)               (5,432)         0          0          0     (5,432)
                             ---------  ---------  ---------  ---------  ---------

BALANCE, MARCH 31, 1992         13,201      3,889     12,219      8,065    (10,972)

  Earnings (loss)                3,250          0          0          0      3,250
                             ---------  ---------  ---------  ---------  ---------

BALANCE, MARCH 31, 1993        $16,451     $3,889    $12,219     $8,065    ($7,722)
                              =========  =========  =========  =========  =========

            See independent auditors' report and notes to financial statements.

Page F-5

        AMERICAN RICE, INC.
      STATEMENTS OF CASH FLOW
      (Thousands of Dollars)

                                                                  Year
                                                                 Ended March 31,
                                                        1993       1992       1991
                                                    ---------  --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss)                                     $3,250    ($5,432)   ($5,777)
  Adjustments to reconcile net income to net cash
   provided by (used) in operating activities:
    Depreciation and amortization                      3,070      3,130      3,365
    Increase (decrease) in net income taxes payabl         0          0       (236)
    (Gain) loss on sale of equipment                      64         52         46
    (Increase) decrease in accounts receivable         2,680      1,096       (474)
    (Increase) decrease in accounts receivable from
      related parties                                    400        126      2,022
    (Increase) decrease in inventories                (9,544)     4,440     28,258
    (Increase) decrease in prepaid expenses              (10)      (342)       293
    (Increase) decrease in other assets                  (73)      (233)      (990)
    Increase (decrease) in accounts payable
      and accrued expenses                             7,309     (6,344)     8,918
    Increase (decrease) in accounts payable to
      related parties                                 (2,734)     1,334    (19,592)
                                                    ---------  --------- ---------

    Net cash provided (used) in operating activiti     4,412     (2,173)    15,833

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (762)      (517)      (830)
  Proceeds from sale of equipment                        105         77         97
                                                   ---------  ---------  ---------

    Net cash provided (used) in investing activiti      (657)      (440)      (733)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                (2,651)         0    (11,250)
  Long term debt payments                               (429)         0       (200)
                                                   ---------  ---------  ---------
    Net cash provided (used) in financing activiti    (3,080)         0    (11,450)


NET INCREASE (DECREASE) IN CASH                          675     (2,613)     3,650

  Beginning of the period                              1,251      3,864        214
                                                    ---------  --------- ---------

  End of the period                                   $1,926     $1,251     $3,864
                                                    =========  ========= =========

            See independent auditors' report and notes to financial statements.

Page F-6
                                 AMERICAN RICE, INC.

                            NOTES TO FINANCIAL STATEMENTS


A. SUBSEQUENT EVENTS

On May 26, 1993, American Rice, Inc. ("ARI") consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet") and assume all of Comet's liabilities ("Transaction"). Comet is a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY"), a company listed on Nasdaq. ARI also refinanced the combined indebtedness of ARI and Comet ("Refinancing").

In exchange for the assets acquired from Comet, ARI issued to Comet 14,000,000 shares of a newly created Series B $1 par value preferred stock. Each share of Series B preferred stock provides for annual cumulative, non-participating dividends of $.37, is convertible into two shares of ARI common stock, is entitled to two votes, and has a liquidation preference of $1.00 per share. The Series B preferred stock issued to Comet carries an aggregate dividend of approximately $5.2 million per year. Applicable loan documentation contains various restrictions on the ability of ARI to pay such dividends and ARI is currently precluded from paying the dividends. The assets acquired by ARI did not include any of the ARI stock previously held by Comet. Comet's combined holdings of ARI common stock and ARI Series A preferred stock, prior to the transaction, represented approximately 48.3 percent of the voting power of the outstanding ARI stock. As a result of the Transaction, Comet holds 81 percent of the combined voting power of ARI stock outstanding after the Transaction. In connection with the Transaction, ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet.

For an extended period prior to the Refinancing, ARI was engaged in negotiations with its lenders to effect a restructuring of its indebtedness. In connection with the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress Financial Corporation ("Congress"), and loans from new term lenders for $65.3 million. The new term lenders are Chase Manhattan Bank (National Association) ("Chase"), Internationale Nederlanden Bank, N.V. ("INB"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to these lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B $1 par value preferred stock were pledged by ERLY for the benefit of the new term lenders. In connection with the Refinancing, ARI's indebtedness to its former lenders was partially satisfied by ARI's issuance to the former lenders of a combined aggregate of 1,500,000 shares of a newly created Series C preferred stock, each of which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan documentation with new lenders contains various restrictions on the ability of ARI to pay these dividends and Page F-7
ARI is currently precluded from paying the dividends. As part of the Refinancing, ARI's former lenders agreed to a debt discount in approximate amount of $10.5 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B preferred stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY.

ERLY has incurred substantial consolidated losses in each of the years ended March 31, 1993 and 1992 and has a consolidated working capital deficit and a consolidated deficiency in assets at March 31, 1993. In addition, ERLY is in default of certain of its bank debt covenants. These conditions raise substantial doubt about ERLY's ability to continue as a going concern. However, as a result of the Transaction, on a pro forma basis at March 31, 1993, ERLY's stockholders' equity increased.

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

The consummation of the Transaction included receipt of a fairness opinion from an investment banker concluding that the Transaction is fair to the non-Comet shareholders of ARI. A mutual release of all claims, prior to the Transaction, was also signed between ARI, ERLY, Comet and ARI's former lenders.

Prior to the Transaction, ARI's common stock was listed on Nasdaq as a National Market ("NM") company. As a result of the issuance of the Series B preferred stock in the Transaction, with its voting power of two votes per share, ARI terminated its status as a NM company, and is now listed on Nasdaq as a "Small Capitalization Company."

Included in "Investments and Other Assets" at March 31, 1993 is $715 thousand of costs associated with the Refinancing and the Transaction and ARI has capitalized costs of approximately $5 million at the date of closing.
Page F-8

PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

As described in Note A of Notes to Pro Forma Financial Statements, ARI was acquired by Comet in a two step acquisition and the combined indebtedness of ARI and Comet was refinanced. In 1988, Comet purchased 48% of ARI and in May 1993 purchased an additional 33% of ARI. The Refinancing also occurred in May 1993. The acquisition has been accounted for as a reverse step acquisition using the purchase method of accounting. The purchase method of accounting records the assets acquired and liabilities assumed at their fair values. See Note A of Notes to Pro Forma Financial Statements for a more detailed discussion of the accounting for the Transaction and the Refinancing. For purposes of the pro forma financial statements, the fair values of assets and liabilities have been based on preliminary valuations and appraisals. Management does not anticipate that the final valuations and appraisals will result in any significant differences.

The pro forma balance sheet and statement of operations are not necessarily indicative of the financial position and results of operations that would have resulted had the Transaction and the Refinancing actually occurred on the assumed dates and should not be used to predict future results.

The pro forma balance sheet and statement of operations presented herein have been restated from those previously filed to reflect (1) the allocation from ERLY of the $5.2 million of the excess purchase price over net book value attributable to the 48% of ARI acquired in 1988 and (2) an increase in the fair value of the 33% of ARI acquired in May 1993 resulting from a more recent valuation study by an investment banker.
Page F-9
                                                      AMERICAN RICE, INC.
                                                  PRO FORMA BALANCE SHEET
                                                      March 31, 1993
                                                       (UNAUDITED)
                                                  (Thousands of Dollars)

                                                                         Eliminations and Pro
                                                                          Forma Adjustments
                                               Comet         ARI         --------------------        ARI
                                           (Historical)  (Historical)    Amount         Note      (ProForma)
                                            ---------     ---------    ---------     ---------    ---------
ASSETS

Current Assets:
  Cash                                       $  2,740       $  1,926     ($4,222)          4       $    444
  Accounts and notes receivable - net          17,692         11,484      (4,160)          2         24,807
  Inventories                                  11,430         30,263                                 41,693
  Prepaid expenses                                819            459                                  1,278
  Deferred income taxes                                        1,918         880           5          2,798
                                             --------       --------     --------                  --------
     Total Current Assets                      32,681         46,050      (7,502)                    71,020

Investments and other asets - net               5,592          6,559       6,121           1
                                                                           1,270           4
                                                                           1,770           5         21,312
Net assets of Houston facility held for
  sale                                            455         13,126       5,208           1         18,789
Investment in ARI                              13,104                    (13,104)          1              0
Receivable from Related Party                  12,059            921      (3,000)          4          9,980
Property, Plant, and Equipment - Net           10,434         35,522                                 45,956
                                             --------       --------     --------                  --------
     Total Assets                            $ 74,325       $102,178    ($ 9,237)                  $167,057
                                             ========       ========     ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                              $ 25,121       $ 15,349    ($12,570)          4       $ 27,900
  Accounts payable and accrued expenses        12,883         19,898      (4,160)          2         28,412
  Current portion of long-term debt               160          4,200                                  4,360
                                             --------       --------    --------                   --------
    Total Current Liabilities                  38,164         39,447     (16,730)                    60,672

Long-Term Debt, less current portion           22,672         44,567      (3,937)          4         63,302
Deferred Income Taxes                                          1,713       3,400           5          5,113
Minority Interest                                 790                                                   790

Stockholders' Equity:
  Convertible preferred stock - Series A,
    $1.00 par value; 3,888,889 shares
    issued and outstanding                                     3,889                                  3,889
  Convertible preferred stock, Series B,
    $1.00 par value; 14,000,000 shares
    issued and outstanding                                                14,000          1          14,000
  Preferred stock, Series C, $1.00 par
    value, 1,500,000 shares issued and
    outstanding                                                            1,500          4           1,500
  Common stock, $1.00 par value;
    12,219,461 shares issued and
    outstanding                                   10         12,219          (10)         1          12,219
  Paid-in capital                             13,597          8,065      (21,662)         1
                                                                          (1,500)         4               0
  Retained earnings (deficit)                   (908)        (7,722)      10,555          4
                                                                            (750)         5
                                                                           5,897          1           5,572
                                            --------       --------     --------                   --------
                                              12,699         16,451        8,030                     37,180
                                            --------       --------     --------                   --------
   Total Liabilities and Stockholders'
      Equity                                $ 74,325       $102,178     ($ 9,237)                  $167,057
                                            ========       ========     ========                   ========

                                                 See Notes to Pro Forma Financial Statements

Page F-10

                                                      AMERICAN RICE, INC.
                                               PRO FORMA STATEMENT OF EARNINGS
                                                  Year Ending March 31, 1993
                                                         (UNAUDITED)
                                                   (Thousands of Dollars)

                                                                           Eliminations and Pro
                                                                             Forma Adjustments
                                                Comet            ARI         -------------------       ARI
                                             (Historical)    (Historical)     Amount      Note     (Pro Forma)
                                              ---------       ---------     ---------   ---------   ---------
Net Sales                                     $169,617        $176,619      $(37,076)      2        $309,160

Operating Costs and Expenses:
  Cost of products sold and
   operating expenses                          159,644         144,175       (37,076)      2         266,743
  Selling, general and administrative           10,364          18,957        (1,318)      3          28,003
  Depreciation and amortization                  1,991           3,070          (110)      1           4,951
                                             ---------       ---------      ---------              ---------
                                               171,999         166,202       (38,504)                299,697
                                             ---------       ---------      ---------              ---------
Earnings (Loss) Before Interest and
  Income Taxes                                  (2,382)         10,417         1,428                   9,463

Interest Expense                                 3,296           7,167            78       4          10,541
Loss from Investment in ARI                     (1,630)                        1,630       2               0
Minority Interest                                  (44)                                                  (44)
Write down of plant facility                     4,000                                                 4,000
                                             ---------       ---------      ---------              ---------

Earnings (Loss) Before Income Taxes            (11,264)          3,250         2,980               $  (5,034)

Income Tax Expense                                   1               0            (1)      5               0
                                             ---------       ---------      ---------              ---------

Earnings (Loss) from Continuing Operations   $ (11,265)       $  3,250      $  2,981               $  (5,034)
                                             =========       =========      =========              =========

Earnings (Loss) from Continuing Operations
 Applicable to Common Stock                  $ (11,265)       $  3,250      $  2,981
                                                                            $ (5,930)     6        $ (10,964)
                                             =========       =========      =========              =========

Earnings (Loss) from Continuing Operations
 per Share Applicable to Common Stock                         $    .20                             $    (.90)
                                                             =========                             =========
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                       16,108,350                            12,219,461
                                                            ==========                            ==========

Page F-11
Notes to Pro Forma Financial Statements (UNAUDITED)


1. General. The Pro Forma Balance Sheet sets forth the historical balances of ARI and Comet and the adjustments necessary to reflect the Transaction and the Refinancing as if it occurred on March 31, 1993. The Pro Forma Statements of Earnings set forth the historical operations of ARI and Comet and the adjustments necessary to reflect operations of ARI in the Transaction and the Refinancing as if it had occurred at April 1, 1992. However, in accordance with the rules of the Securities and Exchange Commission regarding such pro forma information, the extraordinary item resulting from the debt forgiveness described in note E of this footnote is not included in the Pro Forma Financial Statements.

Under the terms of the Transaction, ARI purchases all the assets and liabilities of Comet except the ARI stock Comet owns and ARI continues as the surviving corporation. In the Transaction, all of the assets and liabilities of Comet are transferred to ARI and 14,000,000 shares of ARI Series B Preferred Stock are issued to Comet. The number of outstanding shares of ARI Common Stock and ARI Series A Preferred Stock will not be affected by the Transaction (although each share of ARI Series B Preferred Stock to be issued to Comet pursuant to the Transaction will be convertible into two shares of the ARI Common Stock upon election of the holder of such share). Based upon the number of shares of ARI Common Stock outstanding as of the closing, ERLY beneficially owns 3,888,889 shares, or approximately 32 percent of the 12,219,461 outstanding shares of ARI Common Stock (having one vote per share), all of the 3,888,889 outstanding shares of ARI Series A Preferred Stock (having one vote per share) and all of the 14,000,000 outstanding shares of ARI Series B Preferred Stock (having two votes per share). In effect, as a result of the Transaction, ERLY has a total of approximately 81 percent of the
voting power of ARI.   In connection with the Transaction, ERLY will succeed
to the ARI stock held by Comet by the liquidation of Comet.

Since ERLY, the sole shareholder of Comet at the time of the Transaction, will own the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse step acquisition of ARI by Comet reflecting the change of control that will occur. The fair value of ARI is estimated to be approximately $35 million based upon a valuation study done by an investment banker. The accounting consists of two steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the excess ($5.2 million) has been added to the book value of the Houston property with a corresponding increase in equity. Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets and liabilities are valued at fair market value to the extent acquired. The assets and liabilities of Comet have not been revalued.
Page F-12
2. Elimination Entries. The Pro Forma Financial Statements adjust the historical amounts to eliminate intercompany transactions and balances and reclassify certain Comet amounts to be consistent with ARI's classification.

3. Restructuring and Related Cost Reduction. Upon consummation of the Transaction, a management agreement between ARI and ERLY was executed whereby ERLY will provide services to ARI. Under the agreement, the management fee will be $75 thousand per month. As a result of the Transaction, charges of approximately $175 thousand per month in the year ended March 31, 1993, allocated to Comet from ERLY will be eliminated. The Pro Forma Statements of Earnings reflect the cost reductions described above, net of the management fee of $75 thousand per month, as if the management agreement were in effect at the beginning of the applicable period.

4. Refinancing. The proceeds from term lenders in the amount of $65.3 million were used to retire substantially all of ARI's and Comet's long term debt prior to the Refinancing, and available cash and proceeds from a $47.5 million credit line with a new revolving credit lender were used to retire all of ARI's and Comet's revolving credit borrowings prior to the Transaction.
The term lenders are Chase, INB and TCB. The new revolver credit lender is Congress. As additional consideration for the new financing, ARI issued warrants to certain of these term lenders to purchase up to 776,000 shares of ARI's common stock, at a price of $1 per share and 13 million shares of ARI
Series B preferred stock were pledged by ERLY.   ARI's indebtedness to its
former term lenders was partially satisfied by (i) ARI's issuance to the former term lenders of a combined aggregate of 1,500,000 shares of a newly created Series C preferred stock, each of which carries annual cumulative, non-participating dividends of $.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share (ii) ERLY's issuance of a $3 million term note and (3) the pledge by ERLY of one million shares of ARI Series B preferred stock.

As part of the Refinancing, ARI's former term lenders agreed to debt discounts resulting in a pre-tax extraordinary gain of approximately $10.5 million.

The Pro Forma Statement of Earnings reflects interest expense for the decrease in indebtedness net of decreases in interest income as a result of the note from ERLY and of approximated higher net interest rates as a result of refinancing. Interest rates are estimated to average approximately 11 percent for the year ended March 31, 1993.

5. Federal Income Taxes. The pro forma financial statements have been prepared to reflect the adoption of SFAS No. 109.

6. Dividends. The Pro Forma Statements of Earnings reflect the dividend to be paid on the ARI Series B Preferred Stock and Series C Preferred Stock, which was issued pursuant to the Transaction and the Refinancing. The annual cumulative dividend on the ARI Series B Preferred Stock is $.37 per share, or $5.18 million and the annual cumulative dividend on the ARI Series C Preferred Stock is $.50 per share or $750 thousand. Covenants with ARI's lenders
Page F-13
restrict the payment of these dividends and ARI does not expect to be in a position for these dividends to be paid in the near future.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

ARI is involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-products), packaging and marketing. These rice products are sold in the international and domestic markets directly by ARI through many distribution channels under a variety of brands. Distribution channels in the international market vary from country to country and include sales to government agencies and commercial importers, as well as through wholesalers and international brokers.

Accounting Changes

In 1993, ARI implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires application of an asset and liability approach for financial accounting and reporting of income taxes and allows recognition of deferred tax assets if it is more likely than not that a benefit will be realized.

The cumulative effect of this accounting change was immaterial to net earnings for 1993, as previously unrecognized tax benefits for years prior to April 1, 1992 were offset by previously unrecognized tax liabilities and a valuation allowance was established at April 1, 1992 for operating loss carryforwards that may expire before ARI can utilize them. Income taxes for 1992 and 1991 have not been restated for this change. Further discussion is included in Note H.

Inventories

Inventories of raw materials and finished goods are accounted for by the last-in, first-out (LIFO) cost method, or market, if lower. Inventories of supplies and parts are accounted for by the first-in, first-out (FIFO) cost method, or market, if lower.

Statement of Cash Flows

ARI made cash payments for interest and financing fees of approximately $6.8 million, $4.8 million and $6.8 million during the years ended March 31, 1993, 1992 and 1991, respectively. ARI made a payment for state income taxes of approximately $5 thousand during the year ended March 31, 1991, and made no payments for income taxes during the years ended March 31, 1993 and 1992.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line and declining-balance methods based on the estimated useful Page F-14 lives of the various classes of property, which range from 10 to 45 years for buildings and improvements, 5 to 25 years for machinery and equipment, 5 to 12 years for transportation equipment, and 3 to 12 years for furniture and fixtures.

Expenditures for maintenance and repairs are charged to expense as incurred. Houston Property

During the year ended March 31, 1991, ARI's Board of Directors adopted a resolution authorizing ARI management to sell the Houston Property. The net capitalized costs relating to this property have been segregated on the balance sheet under "Investments and Other Assets." Management believes that the net realizable value of the Houston property exceeds its carrying value.

Trademarks

Trademarks acquired from Comet Rice, Inc. are being amortized on a straight-line basis over forty years.

Income Taxes

Income taxes are provided during the year in which transactions affect the determination of financial statement income, regardless of when they are recognized for tax purposes. Deferred income taxes are provided for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with SFAS 109, these deferred taxes are measured by applying currently enacted tax laws. In years prior to 1993, deferred taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11.

Earnings Per Share

The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common and common equivalent shares outstanding during the periods presented. Current financial accounting standards prohibit the inclusion of common stock equivalents in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share ("antidilution"). During the years ended March 31, 1992 and 1991, the 3,888,889 shares of convertible preferred stock have an antidilutive effect on earnings per share (decrease the loss per share); and therefore, are excluded from the weighted average number of shares computation.

The weighted average number of outstanding common shares was 12,219,461 shares, which excludes the preferred stock, for the years ended March 31, 1992 and 1991. The weighted average number of outstanding common and common equivalent shares was 16,108,350 shares for the year ended March 31, 1993.

Cash
Page F-15
The cash balance at March 31, 1993 included $1.9 million at TCB which was restricted under the terms of an agreement with certain of ARI's lenders. See Note D.

C.  INVENTORIES

Inventories consisted of the following (thousands of dollars):

                                    March 31,       March 31,
                                      1993            1992
                                   ---------       --------
   Raw materials                   $ 20,404        $  7,739
   Finished goods                     7,145          10,141
   Supplies and parts                 2,714           2,839
                                   --------        --------
                                   $ 30,263        $ 20,719
                                   ========        ========

At March 31, 1993, replacement cost of raw materials and finished goods inventories (accounted for by the LIFO method) was approximately $26 million. Cost of products sold in fiscal 1993 and 1992 was increased by approximately $4.5 million and decreased by $.3 million, respectively, to reflect the differences in the market values and the carrying values of inventories. Net adjustments decreasing 1993 gross profit by $600 thousand were caused by a $3.9 million increase in inventory levels offset by the $4.5 million market value adjustment.

D.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following, which includes interest accrued on September 5, 1991 of $900 thousand to senior note holders, $515 thousand to National Bank for Cooperatives, and $52 thousand to bank note holders (thousands of dollars):

                                                    March  31,      March 31,
                                                      1993            1992
                                                   ----------      ---------
  Senior notes payable to insurance companies       $ 18,900        $ 19,201
  Term loan with National Bank for Cooperatives       13,015          13,143
  Bank note                                            3,552           3,552
  Rabobank note                                       13,300          13,300
                                                    --------        --------
                                                      48,767          49,196
  Less current maturities                              4,200          49,196
                                                    --------        --------
                                                    $ 44,567        $    ---
                                                    ========        ========

ARI had established lines of credit with a group of three banks, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank"), TCB and Bank of America National Trust and Savings Association ("Bank of America"). The interest rates Page F-16 on the lines of credit were at the prevailing rate in effect at the time of borrowing, which at March 31, 1993 was at prime rate (six percent) plus 3 percent for Rabobank and TCB and prime rate plus 2.5 percent for Bank of America. Notes payable outstanding under these lines of credit at March 31, 1993 and 1992 were $15.3 and $18 million, respectively, at weighted average interest rates of approximately 8.96 and 9.63 percent, respectively.

Senior notes with an aggregate principal balance of $20 million were issued in December 1986 and April 1988 to six insurance companies. At March 31, 1993 and 1992 the interest rate was 9 percent and the aggregate balances were $18 million. A term loan with the National Bank for Cooperatives ("NBC") with a principal balance of $12.5 million was due at March 31, 1993. The interest rate on the NBC loan at March 31, 1993 and 1992 was 7.6 and 8.11 percent, respectively. The interest rate at March 31, 1993 and 1992 was 9.125 percent on an original $4 million note due to TCB.

The variable rate demand marine terminal revenue bonds were payable to a non-profit industrial development corporation. The effective interest rate at March 31, 1992 was 3.94 percent and varied weekly based on prevailing market conditions and was payable monthly. The bonds were collateralized by the milling and storage facility at Freeport and an irrevocable letter of credit issued by Rabobank in the amount of $13,584,000. The letter of credit was not extended and was drawn upon to pay the bondholders. As a result, at March 31, 1993 Rabobank was a creditor of ARI in the principal amount of $13.3 million. The interest rate with Rabobank was base rate plus 2 percent or 8 percent at March 31, 1993.

For an extended period of time (approximately two and one-half years), ARI has been in negotiations with its lenders to restructure its debt. During this period there were numerous extensions and forebearances. Several legal actions to exercise remedies were commenced, and negotiations transpired which resulted in ARI continuing operations while pursuing the Transaction to combine ARI and Comet. The legal actions included several postings by Rabobank to foreclose on ARI's Freeport properties during fiscal 1993. The last foreclosure date was June 1, 1993. Obtaining the financing to consummate the ARI and Comet Transaction was very difficult and took much longer than anyone anticipated, however, the Transaction was closed on May 26, 1993.

In connection with the Refinancing, an agreed upon payoff of all of the loans to ARI's existing lenders was included. The amounts due the credit line banks and Rabobank's $13.3 million loan were paid in full. The other term lenders received approximately $21 million in cash, 1,500,000 shares of a newly designated Series C preferred stock $1.00 par value, $3 million in notes payable by ERLY, (which note amounts were offset against ARI's receivable from ERLY), a pledge by ERLY of one million shares of ARI Series B preferred stock, and NBC received $1.3 million of NBC stock held by ARI. In addition, these other term lenders agreed to a debt discount of approximately $10.5 million, which is net of the $3 million note from ERLY.

The Series C preferred stock is non-convertible and non-voting, carries annual cumulative, non-participating dividends of $.50 per share, has a liquidation Page F-17 preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. The loan agreements with the new lenders prohibit the payment of any dividends and do not list any basis on which the lenders would approve a dividend payment.
As part of the Refinancing, ARI received $47.5 million in credit lines from a new revolving credit lender, Congress, and loans from new term lenders, Chase, INB and TCB, for $65.3 million. The $47.5 million credit line with Congress expires on May 23, 1995, carries an interest rate of prime plus 2 percent, requires all ARI cash receipts to be paid to Congress as payment on the loan, requires collateral reports to be prepared frequently by ARI to support requests for borrowing, and is collateralized by receivables, inventory, cash, $2 million key man life insurance on Gerald Murphy, and junior liens on ARI assets pledged to the new term lenders.

In accordance with Statement of Financial Accounting Standards No. 6, the classification of the $48.8 million of long-term debt on the balance sheet at March 31, 1993 reflects the payment schedule of the new term debt. The $65.3 million term loans mature on December 31, 1997 with $4.2 million due by March 31, 1994, which is the amount classified as current maturities on March 31, 1993, $5.9 million due in the year ended March 31, 1995, $6 million due in the year ended March 31, 1996, $6 million due in the year ended March 31, 1997 and $43.4 million due in the year ended March 31, 1998, and interest rates range from prime plus 3 to prime plus 5 percent through May 31, 1995, increasing from a range of prime plus 6 percent to prime plus 8 percent by 1997. Terms of the loan restrict dividend payments, investments, capital expenditures and require maintenance of certain working capital levels, leverage and net worth. This loan is collateralized by substantially all of ARI's fixed assets and trademarks, and has junior liens on collateral for the credit lines.

In addition ERLY is a guarantor for all of the ARI new debt, and the loan agreements contain certain restrictive covenants applicable to ERLY. This guaranty of ERLY was a condition of the new financing. Consequently, the ARI new debt contains cross default provisions with the debt of ERLY. ARI has capitalized approximately $5 million in connection with the loan restructure. The capitalized cost include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees. See Note A.

Prior to the Transaction, ARI's common stock was listed on Nasdaq as a NM company. As a result of the issuance of the Series B preferred stock in the Transaction, with its voting power of two votes per share, ARI's status as a NM company was terminated, and ARI is now listed on Nasdaq as a "Small Capitalization Company."

During the year ended March 31 1991, the Board of Directors of ARI authorized management to market the Houston property in order to improve liquidity. ARI entered into a listing agreement with an outside broker to market the property. This listing agreement has expired and no other listing agreements are in effect. The proceeds from such sale, when and if it occurs, would be required to reduce debt in accordance with the term loan agreements.

E.  COMMITMENTS
Page F-18
ARI has a commitment for an operating lease relating to the milling and storage facility in Freeport, Texas. The initial term of the lease expires in 2022 and may be renewed at ARI's option in five year increments through 2057.

ARI incurred total rental expense of approximately $889 thousand, $855 thousand, and $764 thousand for the years ended March 31, 1993, 1992 and 1991, respectively. Aggregate minimum lease payments under all existing noncapitalized long-term leases are as follows (thousands of dollars):

                                    Year Ending March 31,
                                    ---------------------

                                      1994        678
                                      1995        663
                                      1996        613
                                      1997        600
                                      1998        222
                                  Thereafter    4,539

F. TRANSACTIONS WITH RELATED PARTIES

ARI has entered into a number of transactions in the ordinary course of business with ERLY and its affiliates, significant holders of ARI's common and preferred stocks.

On August 30, 1989, ARI entered into a management agreement between ERLY and ARI whereby ERLY acts as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI. In exchange for such services, ARI paid ERLY a monthly management fee of $25 thousand. The agreement was terminated effective March 31, 1991; however some services were still being provided and ARI continued to pay the $25 thousand monthly fee to ERLY until August 23 , 1992. During the years ended March 31, 1993, 1992 and 1991, ARI incurred ERLY management fees under this agreement of $119 thousand, $300 thousand and $300 thousand, respectively, and paid $144 thousand, $375 thousand and $200 thousand, respectively, under this agreement. ARI had a payable to ERLY of $0 and $25 thousand at March 31, 1993 and 1992, respectively.

At March 31, 1993, ARI had a note receivable from ERLY with an interest rate of 9 percent and a balance due of $921 thousand plus accrued interest of $48 thousand. At March 31, 1992, the note had an interest rate of 9.5 percent and a balance due of $921 thousand plus accrued interest of $7 thousand.

ARI also purchases milled and rough rice from Comet, and sells milled and rough rice to Comet. Such transactions with Comet are conducted at prices that approximate market rates or that are based on production cost formulas. Total purchases from Comet and sales to Comet amounted to $23.8 million and $13.3 million, respectively, during the year ended March 31, 1993; $32.2 million and $19.7 million, respectively, during the year ended March 31, 1992; and were $30.6 million and $9 million, respectively, during the year ended Page F-19
March 31, 1991. ARI had net payables to Comet of $4.2 million and $6.4 million at March 31, 1993 and 1992, respectively. In November 1991, ARI and Comet agreed that rice prices between ARI and Comet would be based on full variable costs and that net margins earned on sales from ARI's Freeport facility and Comet's Greenville and Stuttgart facilities would be shared based on a formula.

Effective December 1989, ARI entered into an agreement with Comet whereby Comet acted as ARI's agent for the purpose of rendering certain sales services to ARI with respect to ARI's Puerto Rican operations. Under the arrangement, each of ARI and Comet had a 50 percent profit participation on sales. This agreement was terminated effective December 31, 1991 and since December 1991 ARI has conducted its own business in Puerto Rico.

Effective January 1990, ARI entered into an agreement with ERLY Juice, Inc., a wholly owned subsidiary of ERLY ("Juice"), whereby Juice acts as ARI's agent for the purpose of providing certain marketing, sales, credit and general management services to ARI's CAM Division operations. This arrangement was intended to reduce CAM's total selling and administrative costs and improve rice sales. As a result of this arrangement, nearly all employees of CAM became employees of Juice. Pursuant to the arrangement, ARI pays Juice a monthly fee for its services and provides space as described below. ARI incurred and paid agency fees under such agreement of $1.9 million during the year ended March 31, 1993; $1.9 million and $2.2 million, respectively, during the year ended March 31, 1992; and $1.6 million and $1.5 million, respectively, during the year ended March 31, 1991. At March 31, 1993 and 1992 ARI had a net (receivable) payable to Juice of $(42) thousand and $18 thousand, respectively. ARI's management believes its arrangement with Juice was negotiated upon terms favorable to ARI since total administrative costs may have been reduced for CAM as a result of such arrangement. Since a comparison to possible arrangements to parties who are not affiliated with ARI is not available, ARI cannot determine if the arrangement with Juice is more or less favorable to ARI than a similar arrangement with an unaffiliated party.

Between July 1990 and September 1992, ARI managed the marketing of Comet's major international export sales of processed and unprocessed rice without a fee.

ARI leases two floors of office space at 16825 Northchase Drive, Houston, Texas. All but a portion of such space is used by ARI as its principal executive offices. The remainder (not more than ten percent of the entire leased space) is used by Comet. Comet pays ARI for the use of such space at ARI's cost, based on the pro rata portion of space used by Comet. Juice occupies an approximate additional 30 percent of such office space at no cost, pursuant to the terms of its agreement with ARI.

Effective April 30, 1991, ARI entered into an agreement with Comet to transfer to Comet ARI's receivable from a domestic exporter of rice to Haiti in the amount of $2 million. In exchange, ARI's payable to Comet was reduced by $2 million. Since April 30, 1991, sales to the domestic exporter have been made Page F-20 by Comet. ARI's management believes this transaction improved liquidity and decreased credit risk without a significant loss of margins.

In December 1991, ARI and Juice commenced to combine their data processing mainframe functions into one operation and eliminate the other to reduce total cost. ARI's mainframe operation was used to integrate the two departments and the combination was complete on or about April 1, 1992. Juice is reimbursing ARI for approximately 50 percent of the total cost of operating the department.

G.  BENEFIT PLANS

ARI has a trusteed, defined contribution plan which covers substantially all employees. The plan provides benefits based upon years of service and total employer's and/or employees' contributions upon the death, retirement, or disability of the participant and under certain circumstances as an active employee. ARI contributions to the plan for the years ended March 31, 1993, 1992 and 1991 were $464 thousand, $172 thousand and $221 thousand, respectively.

H.  TAXES ON INCOME

The provision for taxes on income consists of (thousands of dollars):

                                                    1993
                                                  -------
        U.S. taxes currently payable              $  205
        Deferred U.S. taxes                         (205)
                                                   ------
                                                  $  ---
                                                   ======

In 1993, ARI elected early adoption of SFAS 109, "Accounting for Income Taxes" effective April 1, 1992. The cumulative effect of the adoption of this new accounting standard was immaterial to ARI's 1993 Statement of Earnings. Prior years' financial statements have not been restated to apply the provisions of SFAS 109. The standard requires a change from the deferred to the liability method of computing deferred income taxes. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

Deferred income taxes for 1993 are provided for the temporary differences between the financial reporting basis and the tax basis of ARI's assets and liabilities. Temporary differences and carryforwards at March 31, 1993 are as follows (dollars in thousands):
                                                      Deferred Tax
                                                 Asset          Liability
                                               --------         ---------
       Depreciation                            $      -         $  6,342
Page F-21
       Reserves                                     255                -
       Inventory                                  2,106                -
       Alternative minimum tax credit               205                -
       General business credits                       -              395
       Net operating loss carryovers              7,219                -
                                               --------         --------
                                                  9,785            6,737

       Valuation allowance                        2,843                -
                                               --------         --------
                                               $  6,942         $  6,737
                                               ========         ========

In fiscal year 1993, the valuation allowance was reduced by approximately $900 thousand.

A comparison of income tax expense at the federal statutory rate of 34 percent to ARI's provision for taxes is as follows:
                                                        1993
                                                     --------
       Earnings (loss) before taxes on income        $  3,250
                                                     --------

       Statutory taxes                               $  1,105
       Amortization of trademarks                          39
       Non-deductible entertainment and other               6
       Net operating loss carryforwards/carrybacks     (1,150)
                                                     --------
       Provision for taxes on income (benefits)      $      -
                                                     ========
       Effective tax rate                                0%

As a result of the net operating losses incurred during the year ended March 31, 1992 and the existence of operating loss carryforwards from prior years, no provision for income taxes was necessary for this period.

As a result of the net operating losses incurred during year ended March 31, 1991, ARI realized a tax benefit of $236 thousand for federal income taxes which was partially offset by state income taxes of $5 thousand. Financial accounting standards being applied during this period only allowed the recognition of realizable loss carrybacks in determining the earnings (loss) of the loss period, but limited the tax benefits of loss carryforwards until they are actually realized unless realization is assured beyond any reasonable doubt at the time the loss carryforward arises. As a result, the tax benefit recognized in the year ended March 31, 1991 was limited to the tax provisions of the prior periods, which was $236 thousand.

Under federal tax laws, tax operating losses occur when deductions are greater than taxable income. These losses may be carried back to offset taxable income in earlier years before being carried forward to offset taxable income in future years. At March 31, 1993, operating loss carryforwards, for federal Page F-22 tax return purposes, totaled approximately $21 million. These loss carryforwards are not available for carryback to prior years for a refund. If they do not offset future years' taxable income, these losses will expire in 2004 through 2007.

I.  STOCKHOLDERS' EQUITY

Holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled, subject to any preferential rights of holders of preferred stock, to receive dividends, if any, as may be declared from time to time by the Board of Directors of ARI. Upon any liquidation or dissolution of ARI, the holders of the common stock are entitled, subject to any preferential rights of holders of preferred stock, to receive pro rata per share all assets remaining available for distribution to shareholders after payment of all liabilities.

The Board of Directors of ARI, without further action by the shareholders, is authorized to issue shares of preferred stock in one or more series, and with respect to each series, to determine the rate of dividends, terms of redemption, amount payable upon liquidation, sinking fund provisions, terms of conversion and voting rights. Rights with respect to dividends and liquidation may be more favorable than those of the holders of the common stock.

All preferred stock outstanding as of March 31, 1993 is owned by Comet. This preferred stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of the preferred stock $5.14 per share before any amounts may be paid to the holders of the common stock. The holders of the preferred stock are entitled to one vote per share on all matters upon which the holders of common stock have the right to and generally are entitled to vote as a class on any matters adversely affecting their rights as holders of the preferred stock. Each share of preferred stock is convertible to one share of common stock upon the election of the holder of the preferred stock.

The new debt agreements include various restrictions on the ability of ARI to pay dividends and ARI is currently precluded from paying any dividends.

J.  EXPORT SALES

ARI's revenues include export sales as follows (dollars in thousands):

                                                Years ended March 31,
                                             1993       1992        1991
                                          --------   --------    --------

         Saudi Arabia                     $ 64,857   $ 58,439    $ 65,210
         Brazil                                  -     14,023      10,881
         Peru                                3,287      1,807       4,198
         Other Middle East                   2,509      1,846       1,871
         West Africa                         3,875        113       4,501
Page F-23
         Other                              14,756      5,175      20,281
                                          --------   --------    --------
                  Total                   $ 89,284   $ 81,403    $106,942
                                          ========   ========    ========

         Percent of total revenues             51%        46%         54%
                                          ========   ========   ========