Form 10-Q/A
period 1993-06-30
AMERICAN RICE INC
filed 1994-07-07
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A


          	AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended June 30, 1993

                       	Commission File Number 		0-17039

                            	American Rice, Inc.
           ------------------------------------------------------
           	(Exact Name of Registrant as Specified in its Charter)


             Texas                               76-0231626
- - -------------------------------    ------------------------------------
	(State or other Jurisdiction of		 (I.R.S. Employer Identification No.)
	Incorporation or Organization)


     	16825 Northchase, Suite 1500
             Houston, Texas                         77060
- - ---------------------------------------           ---------
(Address of Principal Executive Offices)          (Zip Code)


                             		(713) 873-8800
                      -------------------------------
                      (Registrant's Telephone Number,
                          Including Area Code)

		                             AMENDMENT NO. 2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended June 30, 1993, as set forth on the pages attached hereto:

      Item 1. Financial Statements
      Item 2. Management's Discussion and Anaylsis of Financial Condition and Results of Operations
      Item 3. Exhibits and Reports on Form 8-K

		                                                American Rice, Inc.
                                                -------------------
                                                    Registrant

		Date:  July 7, 1994                             Richard N. McCombs
                                                ------------------------
                                                Executive Vice-President

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                   June 30,   March 31,
                                                        1993       1993
                                                    ---------  ---------

ASSETS

Current assets:
  Cash                                                $1,250     $2,740
  Accounts receivable                                 23,562     17,692
  Inventories
    Raw materials                                     18,422      3,546
    Finished goods                                    11,071      7,884
  Prepaid expenses                                       389        819
  Deferred income taxes                                1,693          0
                                                    ---------  ---------
    Total current assets                              56,387     32,681

Investment in American Rice, Inc.                          0     13,104
Net assets of Houston property held for sale          18,768        433
Other assets                                          18,391      5,614
Receivable from related party                         10,190     12,059
Property, plant and equipment, net                    44,252     10,434
                                                    ---------  ---------
  Total assets                                      $147,988    $74,325
                                                    =========  =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                   June 30,   March 31,
                                                        1993       1993
                                                    ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $17,276    $25,121
  Accounts payable and accrued expenses               21,847     12,883
  Income taxes payable                                   400          0
  Current portion of long-term and
    subordinated debt                                  5,760        160
                                                    ---------  ---------
    Total current liabilities                         45,283     38,164

Long-term debt                                        60,808     21,578
Subordinated debt                                      1,094      1,094
Deferred income taxes                                  4,016          0
Minority interest                                         28        790

Stockholders' equity:
  Preferred stock, $1.00 par value; 20,000,000
    shares authorized;
    Series A- 3,888,889 convertible shares issued
      and outstanding, liquidation preference
      of $5.14 per share                               3,889          0
    Series B- 14,000,000 convertible shares issued
      and outstanding                                 14,000          0
    Series C- 1,500,000 shares issued
      and outstanding                                  1,500          0
  Common stock, $1.00 par value; 50,000,000
    shares authorized; 12,219,461 shares
    issued and outstanding                            12,219          0
  Common stock, $1 par value, 10,000 shares
    authorized                                             0         10
  Additional paid-in capital                               0     13,597
  Retained earnings (deficit)                          5,862       (188)
  Cumulative foreign currency translation
    adjustments                                         (711)      (720)
                                                    ---------  ---------
  Total stockholders' equity                          36,759     12,699
                                                    ---------  ---------
    Total liabilities and stockholders' equity      $147,988    $74,325
                                                    ========    =======


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note A)
(Thousands of Dollars)
(Unaudited)

                            Three Months
                            Ended June 30,
                                             1993       1992
                                         ---------  ---------

Net sales                                 $36,783    $60,131

Cost of sales                              33,104     56,828
                                         ---------  ---------
    Gross profit                            3,679      3,303

Selling, general and
  administrative expenses                   2,065      1,366
Interest expense                            1,824      1,344
Interest income                              (267)      (604)
Minority interest                              (1)        44
Other (income) expense                        448        156
(Gain) loss from investment
  in American Rice, Inc.                     (426)       (11)
                                         ---------  ---------
Earnings before taxes
  and extraordinary items                      36      1,008

Income tax expense                            148          0
                                         ---------  ---------
Earnings (loss) before
  extraordinary items                        (112)     1,008

Extraordinary items
  Gain on debt restructuring,
    net of taxes (Note A)                   9,318          0
                                         ---------  ---------
Net earnings                               $9,206     $1,008
                                         =========  =========
Earnings applicable
  to common stock                          $8,712
                                         =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)


                                       Three Months Ended
                                       June 30, 1993
                                         ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items                    ($0.04)
  Extraordinary items                        0.58
                                         ---------
  Net earnings                              $0.54
                                         =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share
  (Note C):

  Earnings before
    extraordinary items                    ($0.01)
  Extraordinary items                        0.35
                                         ---------
  Net earnings                              $0.34
                                         =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1993
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustments  Equity
                              ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1993              $0        $10    $13,597      ($188)     ($720)   $12,699

Net earnings                         0          0          0      9,206          0      9,206
Foreign currency
  translation adjustments            0          0          0          0          9          9
Issue preferred stock
  Series C                       1,500          0          0     (1,500)         0          0
American Rice, Inc.
  acquisition                   17,889     12,209    (13,597)    (1,656)         0     14,845
                              ---------  ---------  ---------  ---------  ---------  ---------

Balance June 30, 1993          $19,389    $12,219         $0     $5,862      ($711)   $36,759
                              =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note A)
(Thousands of Dollars)
(Unaudited)
                                                  Three Months
                                                  Ended June 30,
                                                        1993       1992
                                                    ---------  ---------

OPERATING ACTIVITIES:
  Net earnings                                        $9,206     $1,008
  Adjustments to reconcile net income to net cash
  provided by (used in) in operating activities:
    Depreciation and amortization                        693        519
    (Gain) loss on sale of property                      352          0
    (Gain) on debt restructuring                      (9,318)         0
    Income from equity investment
      in American Rice, Inc.                            (426)       (11)
    (Increase) decrease in accounts receivable           434      1,716
    (Increase) decrease in inventories                 5,003     13,232
    (Increase) decrease in prepaid expenses              715       (562)
    (Increase) decrease in other assets               (2,929)      (251)
    Increase (decrease) in accounts payable
      and accrued expenses                            (8,115)   (10,452)
    Other, net                                             0        273
                                                    ---------  ---------
  Net cash provided by (used in)
    operating activities                              (4,385)     5,472
INVESTING ACTIVITIES:
  Property, plant and equipment additions               (122)      (108)
  Proceeds from sales of assets                        2,900          0
  Cash acquired in acquisition of
    American Rice, Inc.                               12,608          0
                                                    ---------  ---------
  Net cash provided by (used in)
    investing activities                              15,386       (108)
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable               (23,196)    (3,334)
  Proceeds from issuance of long-term debt            65,300          0
  Repayment of long-term debt                        (54,595)      (725)
  Repayment of subordinated debt                           0        (50)
  Net collection of long-term receivables                  0        (85)
                                                    ---------  ---------
  Net cash provided by (used in)
    financing activities                             (12,491)    (4,194)
                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH                       (1,490)     1,170

CASH:
  Beginning of the period                              2,740      1,057
                                                    ---------  ---------
  End of the period                                   $1,250     $2,227
                                                    =========  =========
See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Note A)
(Thousands of Dollars)
(Unaudited)

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES


Preferred Stock Series B was issued to ERLY Industries, Inc.    $14,000
                                                               =========
As part of financing activities, Preferred Stock Series C
  was issued to ARI's former lenders                             $1,500
                                                               =========
As part of financing activities, ERLY issued notes payable
  to ARI's former lenders and the benefit received was offset
  against receivables owed to ARI by ERLY                        $3,000
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

A. Acquisition and Refinancing

On May 26, 1993, American Rice, Inc. ("ARI") consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet") and assume all of Comet's liabilities ("Transaction"). Comet is a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY"), a company listed on Nasdaq. .

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

Since ERLY, the sole shareholder of Comet at the time of the Transaction, owned the larger portion of the voting rights in the surviving corporation, the Transaction is accounted for as a reverse acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $35 million based a valuation study by an investment banker. The accounting consists of two steps: Step one consists of a recognition by ARI of ERLY's historical cost of it's original 48% interest. When ERLY purchased 48% of ARI in 1988 for $20 million, the purchase price was greater than 48% of ARI stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the excess ($5.2 million) would be "pushed down" or added to the book value of the Houston property with a corresponding increase in equity. Step two recognizes the step acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets are valued at fair market value to the extent acquired. The assets of Comet have not been revalued

Because Comet is the acquirer for accounting purposes, financial statements for prior years are those of Comet, not ARI. In addition, the operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993 reflect those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

The consummation of the Transaction included receipt of a fairness opinion from an investment banker concluding that the Transaction was fair to the non-Comet shareholders of ARI. A mutual release of all claims, prior to the Transaction, was also signed between ARI, ERLY, Comet and ARI's former lenders.

ARI also refinanced the combined indebtedness of ARI and Comet
("Refinancing").   For most of the fiscal years ending March 31, 1993 and
1992, ARI was engaged in negotiations with its lenders to effect a restructuring of its indebtedness. ARI received $47.5 million in credit lines from a new revolving credit lender, Congress Financial Corporation ("Congress"), and loans from new term lenders for $65.3 million. The new term lenders are Chase Manhattan Bank (National Association) ("Chase"), Internationale Nederlanden Bank, N.V. ("INB"), and Texas Commerce Bank National Association ("TCB"). As partial consideration for the new financing, ARI issued warrants to these lenders to purchase up to 776,000 shares of ARI's common stock at $1.00 per share. As additional consideration, 13 million shares of ARI Series B $1 par value preferred stock were pledged by ERLY for
the benefit of the new term lenders.   ARI issued to the former lenders a
combined total of 1,500,000 shares of a newly created Series C Preferred Stock, each of which carries annual cumulative, non-participating dividends of

$.50 per share, is non-convertible and non-voting, has a liquidation preference of $1.00 per share, and is callable by ARI at any time at a price of $5.27 per share less aggregate dividend payments per share. Applicable loan documentation with the new lenders contains various restrictions on the ability of ARI to pay these dividends and ARI is currently precluded from
paying the dividends.   ARI's former lenders agreed to a debt discount in the
approximate amount of $10.5 million. As additional consideration for the satisfaction of the existing indebtedness of ARI, one million shares of ARI Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million was offset by ARI against its receivable from ERLY. Included in "Other assets" at June 30, 1993 is $3.9 million of costs associated with the Refinancing.

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

B. Pro Forma Results

Operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 and April 1, 1992, respectively (thousands of dollars, except per share):

                                                   Three Months
                                                   Ended June 30,
                                                 1993       1992
                                               --------    -------
Net Sales                                     $  63,586    $ 98,050
Earnings Before
  Extraordinary Items                         $     731    $  1,000

Earnings                                      $  10,049    $  1,000

Earnings Per Share                            $     .62    $    .06

C. Summary of Significant Accounting Policies

OPERATIONS - ARI is involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-products), packaging and marketing. These rice products are sold in the international and domestic markets directly by ARI through many distribution channels under a variety of brands. The distribution channels in the international market vary from country to country. ARI markets its rice products internationally by selling them to government agencies and commercial importers, and through wholesalers and international brokers.

INVENTORIES - Inventories of raw materials and finished goods are accounted for by the first-in, first-out cost method, or market, if lower. Inventories of supplies and parts are accounted for by the first-in, first-out cost method, or market, if lower.

STATEMENTS OF CASH FLOWS - Borrowings on notes in the three month period ending June 30, 1993 totaled $16.1 million. There were no borrowings on notes in the three month period ending June 30, 1992. Repayments on notes during the same period totaled $13.4 million and 3.3 million, respectively. ARI made cash payments for interest and financing fees of approximately $2.8 million and $1.6 million during the three months ended June 30, 1993 and 1992, respectively.

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

HOUSTON PROPERTY - During the year ended March 31, 1991, ARI's Board of Directors adopted a resolution authorizing ARI's management to sell the Houston Property.
Management believes that the net realizable value of the Houston property exceeds its carrying value.

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

EARNINGS PER SHARE - The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common shares outstanding during the periods presented. Current financial accounting standards prohibit the inclusion of common stock equivalents in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share ("antidilution"). Earnings per share are not presented for the three period ended June 30, 1992 because Comet was a 100% owned subsidiary of ERLY. Details of the earnings per share calculations are provided in Exhibit 11.1

Earnings applicable to common stock reflect the dividend, in amount of $494 thousand for the period May 27, 1993 to June 30, 1993, on the ARI Series B Preferred Stock and Series C Preferred Stock, which was issued pursuant to the Transaction. The annual cumulative dividend on the ARI Series B Preferred Stock is $.37 per share, or $5.18 million and the annual cumulative dividend on the ARI Series C Preferred Stock is $.50 per share or $750 thousand. Covenants with ARI's lenders restrict the payment of these dividends and ARI does not expect to be in a position for these dividends to be paid in the near future.

D. Notes Payable, Long-Term Debt, and Subordinated Debt

Long-term and subordinated debt consisted of the following (thousands of dollars):

                                                 June 30,       March 31,
                                                   1993           1993
                                                 --------       ---------
 Chase, INB and TCB                              $65,300         $20,470
 Other notes                                       2,362           2,362
                                                 --------       ---------
                                                  67,662          22,832
 Less current maturities                           5,760             160
                                                 --------       ---------
                                                 $61,902         $22,672

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

ARI has capitalized approximately $3.9 million in connection with obtaining the new credit lines and term loans. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months Ended June 30, 1993 Compared to Three Months Ended June 30, 1992

Sales for 1993 of $36.8 million declined $23.3 million or 39% from the prior year due to $10.8 million in export sales decreases and $12.5 million in domestic sales decreases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $11.2 million including $5.8 million export and $5.4 million domestic.

Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. 1993 sales are lower as a result of this transaction.

Export sales decreased due to lower volume and lower average prices. Total export sales volume decreased approximately 600 thousand equivalent rough rice cwt., a 20 percent decrease, due to the absence of sales in 1993 from the Greenville facility and lower export sales from the Maxwell, California facility partially offset by increased sales as a result of the Transaction. Total average milled rice prices decreased 20 percent.

Domestic sales declined due to lower volume partially offset by higher average prices. Average domestic milled rice sales prices increased 13 percent due primarily to the higher value-added retail sales from the ARI customer base.

Gross profit was 10 percent of sales for 1993 and 5 percent of sales for 1992, increasing $376 thousand from the prior period. ARI sales included in 1993 as a result of the Transaction contributed approximately $2.1 million. Gross profit on other domestic sales increased $100 thousand, while gross profit on other export sales declined $1.8 million.

Selling, general and administrative expense of $2.1 million increased $700 thousand due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $1.8 million increased $480 thousand due to higher average rates and balances. Interest expenses in both periods include legal and other expenses associated with the debt.

Investment income in American Rice, Inc. ceased when the Transaction occurred.

Liquidity and Capital Resources

At June 30, 1993, working capital was approximately $11.1 million and the current ratio was 1.2 to 1.

Cash decreased by $1.5 million during the three months ended June 30, 1993, as a result of payables and debt reductions partially offset by cash received as a result of the Transaction.  Cash
increased by approximately  $1.2 million during the three months ended June
30, 1992, as a result of   positive operating results partially offset by
decreases in notes payable.

The ratio of long-term and subordinated debt to total capital structure was 63 percent at June 30, 1993 versus 64 percent at March 31, 1993. . The increase is a result of the Refinancing referred to in Note A.

Capital expenditures were $ $122 thousand, and $108 thousand for the three months ended June 30, 1993 and 1992, respectively. Future capital expenditures are expected to be funded with internally generated funds.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The lawsuit instigated by certain of ARI's lenders against ARI, Comet, and ERLY Juice, Inc., as reported in previous filings, was terminated in connection with the Transaction. See Part I, Note A to Financial Statements.

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

* 11.1  Computation of Earnings Per Share.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1993:

Filing on June 9, 1993 reported the consummation of the Transaction on May 26, 1993. Filing on June 22, 1993 included exhibits filed in connection with the form 8-K filed on June 9, 1993.

- - --------------------
* Filed herewith

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                          Three Months
                                          Ended June
                                          30, 1993
                                            --------

PRIMARY EARNINGS PER SHARE

  Earnings (loss) before extarordinary ite   ($112)
  Extraordinary item                         9,318
                                            --------
  Net earnings                               9,206
  Less dividends on preferred stock:
    Series B                                  (432)
    Series C                                   (62)
                                            --------
  Earnings per share applicable to
    common stock                            $8,712
                                            ========
  Average common and common equivalent
    shares outstanding:
    Common                                  12,219
    Preferred Series A                       3,889
                                            --------
                                            16,108
                                            ========
  Primary earnings per share:
    Earnings (loss) before
        extraordinary item                  ($0.04)
    Extraordinary item                        0.58
                                            --------
    Earnings per share applicable
        to common stock                      $0.54
                                            ========



Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                          Three Months
                                          Ended June
                                          30, 1993
                                            --------

FULLY DILUTED EARNINGS PER SHARE

  Earnings (loss) before extraordinary ite   ($112)
  Extraordinary item                         9,318
                                            ---------
  Net earnings                               9,206
  Less dividends on preferred stock:
    Series B                                     0
    Series C                                   (62)
                                            ---------
  Earnings applicable to
    common stock                            $9,144
                                            =========
  Average common and common equivalent
    shares outstanding:
    Common                                  12,219
    Preferred Series A                       3,889
    Preferred Series B                      10,769
                                            ---------
                                            26,877
                                            =========
  Fully diluted earnings per share:
    Earnings (loss) before
        extraordinary item                  ($0.01)
    Extraordinary item                        0.35
                                            ---------
    Earnings per share applicable
        to common stock                      $0.34
                                            =========