Form 10-Q/A
period 1993-09-30
AMERICAN RICE INC
filed 1994-07-19
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A


          	AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   			OF THE SECURITIES EXCHANGE ACT OF 1934

                  			For the three months ended September 30, 1993

                       	Commission File Number 		0-17039

                            	American Rice, Inc.
           ------------------------------------------------------
           	(Exact Name of Registrant as Specified in its Charter)


           	Texas			                               76-0231626
- - -------------------------------    ------------------------------------
	(State or other Jurisdiction of			    (I.R.S. Employer Identification No.)
	Incorporation or Organization)


     	16825 Northchase, Suite 1500
             Houston, Texas			                      77060
- - ---------------------------------------         -------
(Address of Principal Executive Offices)      			(Zip Code)

                            		(713) 873-8800
                      Registrant's Telephone Number,
                          		Including Area Code

		                             AMENDMENT NO. 1

	The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended September 30, 1993, as set forth on the pages attached hereto:

Item 1. 	Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 6. Exhibits and Reports on form 8-K

		                                             American Rice, Inc.
                                             -------------------
                                                  Registrant

		Date:  July 19, 1994                         Richard N. McCombs
                                             ------------------
                                             Executive Vice-President

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                 September 30 March 31,
                                                        1993       1993
                                                   ---------   ---------

ASSETS

Current assets:
  Cash                                                $2,661     $2,740
  Accounts receivable                                 27,392     17,692
  Inventories
    Raw materials                                     21,055      3,546
    Finished goods                                    12,076      7,884
  Prepaid expenses                                       888        819
  Deferred income taxes                                1,693          0
                                                   ---------   ---------
    Total current assets                              65,765     32,681

Investment in American Rice, Inc.                          0     13,104
Net assets of Houston property held for sale          18,768        433
Other assets                                          18,606      5,614
Receivable from related party                         10,468     12,059
Property, plant and equipment, net                    43,424     10,434
                                                   ---------   ---------
  Total assets                                      $157,031    $74,325
                                                   =========   =========

Continued on next page

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                 September 30 March 31,
                                                        1993       1993
                                                   ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $22,404    $25,121
  Accounts payable and accrued expenses               25,646     12,883
  Income taxes payable                                   400          0
  Current portion of long-term and
    subordinated debt                                  5,860        160
                                                   ---------   ---------
    Total current liabilities                         54,310     38,164

Long-term debt                                        59,308     21,578
Subordinated debt                                      1,094      1,094
Deferred income taxes                                  4,562          0
Minority interest                                         33        790

Stockholders' equity:
  Preferred stock, $1.00 par value; 20,000,000
    shares authorized;
    Series A- 3,888,889 convertible shares issued
      and outstanding, liquidation preference
      of $5.14 per share                               3,889          0
    Series B- 14,000,000 convertible shares issued
      and outstanding                                 14,000          0
    Series C- 1,500,000 shares issued
      and outstanding                                  1,500          0
  Common stock, $1.00 par value; 50,000,000
    shares authorized; 12,219,461 shares
    issued and outstanding                            12,219          0
  Common stock, $1 par value, 10,000 shares
    authorized                                             0         10
  Additional paid-in capital                               0     13,597
  Retained earnings (deficit)                          6,839       (188)
  Cumulative foreign currency translation
    adjustments                                         (723)      (720)
                                                   ---------   ---------
  Total stockholders' equity                          37,724     12,699
                                                   ---------   ---------
    Total liabilities and stockholders' equity      $157,031    $74,325
                                                   ========     =======


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note A)
(Thousands of Dollars)
(Unaudited)

                            Three Months          Six Months
                            Ended September 30,  Ended September 30,
                                  1993      1992        1993       1992
                              ---------  --------  ---------   ---------

Net sales                      $70,346   $42,271    $107,129   $102,402

Cost of sales                   60,981    39,809      94,085     96,637
                              ---------  --------  ---------   ---------
    Gross profit                 9,365     2,462      13,044      5,765

Selling, general and
  administrative expenses        5,695     2,204       7,760      3,570
Interest expense                 2,308     1,427       4,132      2,771
Interest income                   (202)     (341)       (469)      (945)
Minority interest                    8       (27)          7         17
Other (income) expense              32      (536)        480       (380)
(Gain) loss from investment
  in American Rice, Inc.             0      (480)       (426)      (491)
Write-down of plant
  facility (Note E)                  0     4,000           0      4,000
                              ---------  --------  ---------   ---------
Earnings before taxes
  and extraordinary items        1,524    (3,785)      1,560     (2,777)

Income tax expense                 547         1         695          1
                              ---------  --------  ---------   ---------
Earnings (loss) before
  extraordinary items              977    (3,786)        865     (2,778)

Extraordinary items
  Gain on debt restructuring,
    net of taxes (A & E)             0     4,726       9,318      4,726
                              ---------  --------  ---------   ---------
Net earnings                      $977      $940     $10,183     $1,948
                              =========  ========  =========   =========
Earnings applicable
  to common stock                ($505)               $8,207
                              =========            =========

Continued on next page

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note A)
(Thousands of Dollars)
(Unaudited)


                            Three Months Ended   Six Months Ended
                            September 30,        September 30,
                              ---------            ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share
  (Note C):

  Earnings (loss) before
    extraordinary item          ($0.04)               ($0.07)
  Extraordinary item              0.00                  0.58
                              ---------            ---------
  Net earnings                  ($0.04)                $0.51
                              =========            =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share:
  (Note C):

  Earnings before
    extraordinary item          ($0.04)                $0.02
  Extraordinary item              0.00                  0.26
                              ---------            ---------
  Net earnings                  ($0.04)*               $0.28
                              =========            =========
  * Anti-dilutive

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended September 30, 1993
(Note A)
(Thousands of Dollars)
(Unaudited)

                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common    Paid-in    Earnings  Translation Holders'
                               Stock     Stock     Capital    (Deficit) Adjustments  Equity
                              ---------  --------  ---------   ---------  ---------  ---------
Balance March 31, 1993              $0       $10     $13,597      ($188)     ($720)   $12,699

Net earnings                         0         0           0     10,183          0     10,183
Foreign currency
  translation adjustments            0         0           0          0         (3)        (3)
Issue preferred stock
  Series C                       1,500         0           0     (1,500)         0          0
American Rice, Inc.
  acquisition                   17,889    12,209     (13,597)    (1,656)         0     14,845
                              ---------  --------  ---------   ---------  ---------  ---------

Balance September 30, 1993     $19,389   $12,219          $0     $6,839      ($723)   $37,724
                              =========  ========  =========   =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note A)
(Thousands of Dollars)
(Unaudited)
                                                  Six Months
                                                 Ended September 30,
                                                        1993       1992
                                                   ---------   ---------
OPERATING ACTIVITIES:
  Net earnings                                       $10,183     $1,948
  Adjustments to reconcile net income to net cash
  provided by (used in) in operating activities:
    Depreciation and amortization                      2,171      1,049
    (Gain) loss on sale of property                      366          0
    (Gain) on debt restructuring                      (9,318)         0
    Income from equity investment
      in American Rice, Inc.                            (426)      (491)
    Extraordinary income on disposal of rice
      facility                                             0     (4,726)
    Write-down of rice facility                            0      4,000
    (Increase) decrease in accounts receivable        (3,674)     9,049
    (Increase) decrease in inventories                 1,365     13,079
    (Increase) decrease in prepaid expenses              216     (1,209)
    (Increase) decrease in other assets               (3,689)      (352)
    Increase (decrease) in accounts payable
      and accrued expenses                            (4,316)    (9,040)
    Other, net                                           546         18
                                                   ---------   ---------
  Net cash provided by (used in)
    operating activities                              (6,576)    13,325
INVESTING ACTIVITIES:
  Property, plant and equipment additions               (249)      (647)
  Proceeds from sales of assets                        2,901          0
  Cash acquired in acquisition of
    American Rice, Inc.                               12,608          0
                                                   ---------   ---------
  Net cash provided by (used in)
    investing activities                              15,260       (647)
FINANCING ACTIVITIES:
  Increase (decrease) in notes payable               (18,068)    (9,115)
  Proceeds from issuance of long-term debt            65,300          0
  Repayment of long-term debt                        (55,995)    (1,002)
  Repayment of subordinated debt                           0          0
  Net collection of long-term receivables                  0        (88)
                                                   ---------   ---------
  Net cash provided by (used in)
    financing activities                              (8,763)   (10,205)
                                                   ---------   ---------
NET INCREASE (DECREASE) IN CASH                          (79)     2,473
CASH:
  Beginning of the period                              2,740      1,057
                                                   ---------   ---------
  End of the period                                   $2,661     $3,530
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

B. Pro Forma Results

Operating results reflected in the accompanying financial statements do not include ARI's operating activities prior to May 26, 1993, the date of the Transaction. See Note A to the financial statements. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 and April 1, 1992, respectively (thousands of dollars, except per share):

                                     Three Months           Six Months
                                  Ended September 30,   Ended September 30,
                                     1993     1992         1993     1992
                                  --------  --------     --------  --------
Net Sales                       $  70,346  $ 65,981    $133,932   $164,031
Earnings Before
  Extraordinary Items           $   1,523  $  1,618    $  2,254   $  2,618

Earnings (loss) Per Share Before
  Extraordinary Items:
    Primary                     $       -  $     01    $   (.06)  $  (.03)

    Fully Diluted               $       -* $    .01*   $   (.06)* $  (.03)*

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

STATEMENTS OF CASH FLOWS - Borrowings on notes in the six month period ending September 30, 1993 totaled $96.5 million. There were no borrowings on notes in the six month period ending September 30, 1992. Repayments on notes during the same periods totaled $114.6 million and $9.1 million, respectively. ARI made cash payments for interest and financing fees of approximately $3.5 million and $2.8 million during the six months ended September 30, 1993 and 1992, respectively.

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

EARNINGS PER SHARE - The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common shares outstanding during the periods presented. Current financial accounting standards prohibit the inclusion of common stock equivalents in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share ("antidilution"). Earnings per share are not presented for the three and six month periods ended September 30, 1992 because Comet was a 100% owned subsidiary of ERLY. Details of the earnings per share calculations are provided in Exhibit 11.1

Earnings applicable to common stock reflect dividends in the amount of $1,482 thousand for the three months ended September 30, 1993 and $1,976 thousand for the period from May 27, 1993 to September 30, 1993 on the ARI Series B Preferred Stock and Series C Preferred Stock. These dividends are cumulative and have not been declared by ARI. The annual cumulative dividend on the ARI Series B Preferred Stock is $.37 per share, or $5.18 million and the annual cumulative dividend on the ARI Series C Preferred Stock is $.50 per share or $750 thousand. The loan agreement with Congress prohibits the payment of any dividends.

D. Notes Payable, Long-Term Debt, and Subordinated Debt

Long-term and subordinated debt consisted of the following (thousands of dollars):

                                              September 30,     March 31,
                                                   1993           1993
                                                 --------       ---------
 Chase, INB and TCB                              $63,900         $20,470
 Other notes                                       2,362           2,362
                                                 --------       ---------
                                                  66,262          22,832
 Less current maturities                           5,860             160
                                                 --------       ---------
                                                 $60,402         $22,672

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

ARI has capitalized approximately $4.3 million in connection with obtaining the new credit lines and term loans. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees.

E.  Extraordinary Item - Periods Ending September 30, 1992

Operating results for the periods ended September 30, 1992 include the sale through foreclosure of Comet's Greenville, Mississippi rice mill in July, 1992. Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings, " and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the six months ended September 30, 1992. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income for the periods in the prior fiscal year.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Three Months Ended September 30, 1993 Compared to Three Months Ended September 30, 1992

Sales for 1993 of $70.3 million increased $28.1 million from the prior year due to $21.2 million in export sales increases and $6.9 million in domestic sales increases. Estimated ARI sales included in 1993 as a result of the Transaction amounted to approximately $35.3 million including $19.5 million export and $15.8 million domestic.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 2.2 million equivalent rough rice cwt. due to 1.6 million cwt. in increases as a result of the Transaction and higher export volume to the Caribbean. Total average milled rice prices increased 4%.

In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased due to the higher value-added retail sales from the ARI customer base.

Gross profit was 13 percent of sales for 1993 and 6 percent of sales for 1992, increasing $6.9 million from the prior period. ARI sales included in 1993 as a result of the Transaction contributed approximately $6.2 million. Gross profit on other domestic sales increased $575 thousand. Gross profit on other export sales was about the same as the prior year.

Selling, general and administrative expense of $5.7 million increased $3.5 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $2.3 million increased $881 thousand due to higher average rates and balances. Interest expenses in both periods include legal and other expenses associated with the debt.

Investment income in American Rice, Inc. ceased when the Transaction occurred.

Six Months Ended September 30, 1993 Compared to Six Months Ended September 30, 1992

Sales for 1993 of $107.1 million increased $4.7 million or 5 percent from the prior year. Estimated ARI sales included in 1993 as a result of the Transaction amounted to $49 million including $24 million export and $25 million domestic.

Gross profit was 12 percent of sales for 1993 and 6 percent of sales for 1992. Gross profit increased $7.3 million, more than doubling the 1992 level. ARI sales contributed approximately $7.7 million. Gross profit on other domestic sales increased $900 thousand, while gross profit on other export sales declined $1.3 million.

Selling, general and administrative expense of $7.8 million increased $4.2 million due primarily to advertising and selling expenses associated with the higher value added sales from the ARI customer base.

Interest expense of $4.1 million increased $1.4 million due to higher average rates and balances. Interest expenses in both periods include legal and other expenses associated with the debt.

Interest income declined primarily due to lower average balances on ERLY notes.

Investment income in American Rice, Inc. ceased when the Transaction occurred.

Operating results for the periods ended September 30, 1992 include the sale through foreclosure of Comet's Greenville, Mississippi rice mill in July, 1992. Due to continuing operating losses resulting from low margins and uncertainty about future U.S. rice exports, Comet ceased payments in January 1992 on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through foreclosure sale and in conjunction therewith, the Company eliminated debt of $16 million and the related property, plant and equipment. The disposition of the facility was accounted for in accordance with: (1) Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings, " and (2) Emerging Issues Task Force Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage."

These guidelines require a two-step approach in accounting for the disposition. Prior to the disposition, the plant was written down by $4,000,000 to its estimated fair market value. This writedown is included in results of operations prior to taxes on income and extraordinary items in the consolidated statements of operations for the six months ended September 30, 1992. Secondly, the difference between the estimated fair market value of the facility and the amount of debt extinguished (net of estimated shut-down and relocation expenses) resulted in a gain of $4,726,000 on the extinguishment of debt which was recorded as extraordinary income for the periods in the prior fiscal year.

The $9.3 million extraordinary item in the six months ended September 30, 1993 is the after-tax gain on the debt discount from ARI's former lenders. See note A to the financial statements.

Liquidity and Capital Resources

At September 30, 1993, working capital was approximately $11.5 million and the current ratio was 1.2 to 1.

ARI's cash of $2.7 million at September 30, 1993 was about the same as March 31, 1993. Cash increased by approximately $2.5 million during the six months ended September 30, 1992, as a result of positive operating results and decreases in inventory and receivables levels partially offset by decreases in accounts and notes payable.

The ratio of long-term and subordinated debt to total capital structure was 62 percent at September 30, 1993 versus 64 percent at March 31, 1993. The increase is a result of the Refinancing referred to in Note A.

Capital expenditures were $249 thousand, and $647 thousand for the six months ended September 30, 1993 and 1992, respectively. Future capital expenditures are expected to be funded with internally generated funds.

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

ARI has capitalized approximately $4.3 million in connection with the loan restructure. The capitalized costs include attorney fees, bank fees, advisor fees, appraisal costs, and other professional fees. See Note A to the Financial Statements.

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

- - --------------------
* Filed herewith

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Six Months
                                 Ended September   Ended September
                                 30, 1993          30, 1993
                                   --------          ---------

PRIMARY EARNINGS PER SHARE

  Earnings before extra. items       $977              $865
  Extraordinary item                    0             9,318
                                   --------          ---------
  Net earnings                        977            10,183
  Less dividends on preferred stock:
    Series B                       (1,294)           (1,726)
    Series C                         (188)             (250)
                                   --------          ---------
  Earnings per share applicable to
    common stock                    ($505)           $8,207
                                   ========          ========
  Average common and common equivalent
    shares outstanding:
    Common                         12,219            12,219
    Preferred Series A                  0*            3,889
                                   --------          ---------
                                   12,219            16,108
                                   ========          ========
  Primary earnings per share:
    Earnings (loss) before
        extraordinary item         ($0.04)           ($0.07)
    Extraordinary item               0.00              0.58
                                   --------          ---------
    Earnings (loss) per share
        applicable to common stock ($0.04)            $0.51
                                   ========          ========
        * Anti-dilutive


Continued on next page

AMERICAN RICE, INC. AND SUBSIDARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

                                 Three Months      Six Months
                                 Ended September   Ended September
                                 30, 1993          30, 1993
                                   --------          ---------

FULLY DILUTED EARNINGS PER SHARE

  Earnings before extra. items       $977              $865
  Extraordinary item                    0             9,318
                                   ---------         ---------
  Net earnings                        977            10,183
  Less dividends on preferred stock:
    Series B                       (1,294)                0
    Series C                         (188)             (250)
                                   ---------         ---------
  Earnings applicable to
    common stock                    ($505)           $9,933
                                   =========         =========
  Average common and common equivalent
    shares outstanding:
    Common                         12,219            12,219
    Preferred Series A                  0*            3,889
    Preferred Series B                  0 *          19,432
                                   ---------         ---------
                                   12,219            35,540
                                   =========         =========
  Fully diluted earnings per share:
    Earnings before
        extraordinary item         ($0.04)            $0.02
    Extraordinary item               0.00              0.26
                                   ---------         ---------
    Earnings per share applicable
        to common stock            ($0.04)*           $0.28
                                   =========         =========

    * Anti-dilutive