Form 10-Q
period 1994-06-30
AMERICAN RICE INC
filed 1994-08-08
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   			OF THE SECURITIES EXCHANGE ACT OF 1934


                  			For the three months ended June 30, 1994


                    	Commission File Number      		0-17039


                            	AMERICAN RICE, INC.
            ------------------------------------------------------
            	(Exact Name of Registrant as Specified in its Charter)


           	Texas			                               76-0231626
- - -------------------------------    ------------------------------------
	(State or other Jurisdiction of			    (I.R.S. Employer Identification No.)
	Incorporation or Organization)


              	16825 Northchase, Suite 1500
                    Houston, Texas			                         77060
          ---------------------------------------         -------
         (Address of Principal Executive Offices)        			(Zip Code)


                             		(713) 873-8800
             -------------------------------------------------
            Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of August 1, 1994 is 12,219,461 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

                                     Three Months
                                     Ended June 30,
                                             1994       1993
                                         ---------  ---------

Net sales                                $105,706    $36,783

Cost of sales                              94,383     33,104
                                         ---------  ---------
    Gross profit                           11,323      3,679

Selling, general and
  administrative expenses                   5,272      2,065
                                         ---------  ---------
    Operating income                        6,051      1,614

Interest expense                            2,898      1,824
Interest income                              (171)      (267)
Minority interest                              61         (1)
Other expense                                  73        448
Earnings on equity investment                   0       (426)
                                         ---------  ---------
Earnings before income taxes
  and extraordinary item                    3,190         36

Provision for income taxes                  1,180        148
                                         ---------  ---------
Earnings (loss) before
  extraordinary item                        2,010       (112)

Extraordinary item
  Gain on debt restructuring,
    net of taxes                                0      9,318
                                         ---------  ---------
Net earnings                               $2,010     $9,206
                                         =========  =========
Preferred stock dividend requirements      (1,483)      (494)
                                         ---------  ---------
Net earnings applicable
  to common stock                            $527     $8,712
                                         =========  =========

Continued on next page

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)


                                       Three Months
                                       Ended June 30,
                                             1994       1993
                                         ---------  ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share (Note 3):


  Earnings before
    extraordinary item                      $0.03     ($0.04)
  Extraordinary item                        $0.00       0.58
                                         ---------  ---------
  Net earnings                              $0.03      $0.54
                                         =========  =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share (Note 3):


  Earnings before
    extraordinary item                      $0.03     ($0.01)
  Extraordinary item                        $0.00       0.35
                                         ---------  ---------
  Net earnings                              $0.03      $0.34
                                         =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



                                                   June 30,   March 31,
                                                        1994       1994
                                                    ---------  ---------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash                                                $2,336     $1,721
  Accounts receivable                                 20,912     22,222
  Inventories
    Raw materials                                     15,213     26,273
    Finished goods                                    21,478     31,935
  Prepaid expenses                                       819        606
  Deferred income taxes                                2,843      3,691
                                                    ---------  ---------
    Total current assets                              63,601     86,448


Net assets of Houston properties held for sale        18,764     18,764
Other assets                                          17,172     17,635
Receivable from related party                         10,657     10,499
Property, plant and equipment, net                    42,380     41,724
                                                    ---------  ---------
  Total assets                                      $152,574   $175,070
                                                    =========  =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Thousands of Dollars)


                                                   June 30,   March 31,
                                                        1994       1994
                                                    ---------  ---------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable                                      $21,514    $32,876
  Accounts payable and accrued expenses               19,508     31,292
  Income taxes payable                                 1,300      1,456
  Current portion of long-term debt                    6,160      6,060
                                                    ---------  ---------
    Total current liabilities                         48,482     71,684

Long-term debt                                        54,648     56,148

Deferred income taxes                                  7,005      6,870

Minority interest                                        130         69

Stockholders' equity:

  Preferred stock, $1.00 par value; 20,000,000
    shares authorized;
    Series A- 3,888,889 convertible shares issued
      and outstanding, liquidation preference
      of $5.14 per share                               3,889      3,889
    Series B- 14,000,000 convertible shares issued
      and outstanding                                 14,000     14,000
    Series C- 1,500,000 shares issued
      and outstanding                                  1,500      1,500
  Common stock, $1.00 par value; 50,000,000
    shares authorized; 12,219,461 shares
    issued and outstanding                            12,219     12,219
  Retained earnings                                   11,449      9,439
  Cumulative foreign currency translation
    adjustments                                         (748)      (748)
                                                    ---------  ---------
  Total stockholders' equity                          42,309     40,299
                                                    ---------  ---------
    Total liabilities and stockholders' equity      $152,574   $175,070
                                                    ========    =======


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

                                                  Three Months
                                                  Ended June 30,
                                                        1994       1993
                                                    ---------  ---------

OPERATING ACTIVITIES:
  Net earnings                                        $2,010     $9,206
  Adjustments to reconcile net income to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      1,424        693
    Loss on sale of property                               6        352
    Gain on debt restructuring                             0     (9,318)
    Earnings from equity investment                        0       (426)
    Deferred income taxes, net                           983          0
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                              1,310     (1,435)
      Inventories                                     21,517      5,003
      Prepaid expenses                                  (213)       715
      Other assets                                         2     (2,929)
      Receivable from related party                     (158)     1,869
      Accounts payable and accrued expenses          (11,784)    (8,515)
      Income taxes payable                              (156)       400
                                                    ---------  ---------
  Net cash provided by (used in)
    operating activities                              14,941     (4,385)
INVESTING ACTIVITIES:
  Property, plant and equipment additions             (1,625)      (122)
  Proceeds from sales of assets                            1      2,900
  Cash acquired in acquisition of
    American Rice, Inc.                                    0     12,608
                                                    ---------  ---------
  Net cash provided by (used in)
    investing activities                              (1,624)    15,386
FINANCING ACTIVITIES:
  Decrease in notes payable                          (11,362)   (23,196)
  Proceeds from issuance of long-term debt                 0     65,300
  Repayment of long-term debt                         (1,400)   (54,595)
  Other, net                                              60          0
                                                    ---------  ---------
  Net cash used in
    financing activities                             (12,702)   (12,491)
                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH                          615     (1,490)

CASH:
  Beginning of the period                              1,721      2,740
                                                    ---------  ---------
  End of the period                                   $2,336     $1,250
                                                    =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1994
(Thousands of Dollars)
(Unaudited)



                                                               Foreign     Total
                                                   Retained   Currency   Stock -
                             Preferred   Common    Earnings  Translation Holders'
                               Stock      Stock    (Deficit) Adjustments  Equity
                              ---------  ---------  ---------  ---------  ---------
Balance March 31, 1994         $19,389    $12,219     $9,439      ($748)   $40,299

Net earnings                         0          0      2,010          0      2,010
Foreign currency
  translation adjustments            0          0          0          0          0
                              ---------  ---------  ---------  ---------  ---------

Balance June 30, 1994          $19,389    $12,219    $11,449      ($748)   $42,309
                              =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at June 30, 1994 and for each of the three month periods ended June 30, 1994 and 1993 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1994 is derived from the March 31, 1994 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Comission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet") and assume all of Comet's liabilities ("Transaction") in exchange for 14,000,000 shares of a newly created Series B, $1 par value preferred stock. Comet was a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY"). The Transaction is accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet is the acquirer for accounting purposes, the financial statements presented for the period April 1, 1993 through the date of the Transaction, May 26, 1993, are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 (thousands of dollars, except per share):

                                                     Three Months
                                                  Ended June 30, 1993
                                                 --------------------

Net sales                                            $  63,586
Earnings from continuing operations
  before Extraordinary Item:                         $     731

Loss from continuing operations before
  extraordinary item applicable to common stock:     $    (752)

Earnings (loss) per share from continuing
  operations before extraordinary item:
    Primary                                          $    (.05)

    Fully diluted                                    $     .01

2.  Statement of Cash Flows

Borrowings under revolving notes in the three months ended June 30, 1994 and 1993 totaled $89.1 and $30.7, respectively, and repayments during the same periods totaled $100.5 and $53.9 million, respectively. ARI made cash payments for interest and financing fees of approximately $2.3 and $2.8 million during the three months ended June 30, 1994 and 1993, respectively. ARI paid $300 and $149 thousand for federal and state income taxes during the three months ended June 30, 1994 and 1993, respectively.

3.  Reverse Stock Split

On October 29, 1993, ARI's Board of Directors approved, subject to shareholders approval, a 5 to 1 reverse stock split for all issues of preferred stock and common stock. Since ERLY owns 81% of the voting stock and has indicated that it will vote for the proposal, it is expected to be approved at a special meeting of shareholders to be held September 1, 1994. Upon consummation of the reverse stock split, primary and fully diluted earnings per common share will be retroactively restated as follows:

                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                       1994       1993
                                                      ------     ------
      Primary:
        Earnings (loss) before extraordinary item     $  .16     $ (.19)
        Extraordinary item                                 -       2.89
                                                      ------     ------
        Net earnings                                  $  .16     $ 2.70
                                                      ======     ======
      Fully diluted:
        Earnings (loss) before extraordinary item     $  .16     $ (.03)
        Extraordinary item                                 -       1.73
                                                      ------     ------
        Net earnings                                  $  .16     $ 1.70
                                                      ======     ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 26, 1993, ARI consummated a transaction to acquire substantially all of the assets of Comet and assume all of Comet's liabilities. Comet was a wholly-owned subsidiary of ERLY. The Transaction is accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet.

Because Comet is the acquirer for accounting purposes, operating results for the period April 1, 1993 through the date of the Transaction, May 26, 1993 are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI.

Results Of Operations

Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993

Sales for 1994 of $105.7 million increased $68.9 million from the prior year due to $51.5 million in export sales increases and $17.4 million in domestic sales increases. As a result of the May 26, 1993 Transaction, three months of ARI sales are included in 1994 versus one month in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $37 million including $13 million in domestic markets and $24 million in export markets.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 5 million equivalent rough rice cwt. due primarily to increases in sales from ARI's Maxwell, California facility as a result of exports to Japan and 1.6 million cwt. in increases as a result of the Transaction. Total average milled rice prices increased 17 percent due primarily to a higher proportion of branded export sales as a result of the Transaction.

Domestic sales increased primarily as a result of the Transaction. In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 44 percent due to the higher value-added retail sales from the ARI customer base.

Gross profit was 11% and 10% of sales for the three months ended June 30, 1994, and June 30, 1993, respectively, increasing $7.6 million. ARI sales included as a result of the Transaction contributed approximately $800 thousand of the increase. Gross profit on other export sales increased $6.6 million.

Selling, general and administrative expense of $5.3 million increased 3.2 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $2.9 million increased $1.1 million due to higher balances and higher average rates as a result of the Transaction. Interest expenses in both periods include legal and other expenses directly associated with the debt.

The earnings on equity investment in the period ending June 30, 1993 represents Comet's income from it's investment in ARI prior to the Transaction.

The extraordinary item in the period ended June 30, 1993 represents a debt discount (net of income tax provision) from ARI's former lenders when ARI refinanced the combined indebtedness of ARI and Comet in May, 1993.

Liquidity and Capital Resources

The following amounts and ratios are indicative of ARI's liquidity and ability to meet future funding needs and debt service requirements:

                                             June 30,         March 31,
                                               1994             1994
                                              -------         --------
Working capital (in millions)                   15.1             14.8

Current ratios                                  1.31             1.21
 (current assets / current liabilities)

Debt ratios                                      .54              .54
 (total debt / total assets)

ARI is required by its lenders to maintain a minimum net book value, working capital, and certain financial ratios. ARI is in compliance with such financial ratio requirements as of June 30, 1994.

Cash increased by $615 thousand during the three months ended June 30, 1994 as a result of positive operating results and inventory reductions partially offset by repayment of debt and capital expenditures. Cash decreased by $1.5 million during the three months ended June 30, 1993, as a result of payables and debt reductions partially offset by cash received as a result of the Transaction.

Capital expenditures were approximately $1.6 million and $122 thousand for the three months ended June 30, 1994 and 1993, respectively. Future capital expenditures are expected to be funded from internally generated funds.

During the three months ended June 30, 1994, ARI's maximum borrowing under its $47.5 million line of credit was $34.5 million. At July 3, 1994, the borrowing base under the line of credit was $27 million. ARI is intending to refinance the existing revolver loan in the next twelve months either by renewing the line with the existing lenders, or obtaining a new revolving credit line from a new lender.

ARI's term and revolving debt agreements require ERLY to guarantee the debt of ARI even though ARI management believes that ERLY will not be a source of additional financing to ARI. These agreements also provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due, and to remain in compliance with its debt agreements. Consequently, the ARI debt contains cross default provisions with the debt of ERLY.

For several years prior to fiscal 1994, ERLY incurred substantial operating losses. In addition, ERLY has certain obligations due in fiscal 1995 which it will be unable to meet without selling assets or refinancing such indebtedness. ERLY management has told ARI management it believes that it can meet its obligations as they become due.

ARI's management does not believe that the new lenders will accelerate repayment of the outstanding loans or terminate the agreements based on ERLY's financial condition or ERLY's ability to comply with its debt covenants. However, if the new lenders were to take such actions, ARI's management believes that ARI would be able to repay and/or replace such debt and borrowing capacity as these obligations become due.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston. Management believes that the net realizable value of this property exceeds its carrying value. During the fiscal year ended March 31, 1993, ARI took the property off the market until after the Transaction occurred in order to allow ARI to market the property in a more deliberate fashion. Management has had conversations with developers interested in the property however, no decision has yet been made about how to remarket the property. Management's intention is an orderly, outright sale to a third party rather than to develop the property. However, ARI might consider some form of joint venture with a developer in order to maximize the property's value. ARI has the ability and intent to hold the property over a normal marketing period. The proceeds of any such sale, when and if it occurs, are required by the terms of ARI's debt agreements to be used to reduce debt.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of approximately $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of June 30, 1994. As of June 30, 1994, the Preferred B dividends accumulated but not declared are $5.6 million and the Preferred C dividends accumulated but not declared are $813 thousand.

On April 15, 1994, ARI entered into a joint venture agreement with Vinafood II, a company owned by the Ministry of Agriculture of the government of Vietnam. The agreement provides that ARI and Vinafood II will jointly operate a mill in the city of Can Tho, Vietnam. The joint venture will be 55 percent owned by ARI and 45 percent owned by Vinafood II. ARI's contribution to the joint venture is expected to consist of management expertise, use of tradenames, and equipment from its Freeport facility.

ARI's operations in Haiti have continued uninterrupted through a succession of changes in Haitian governments, although there is no assurance that operations will be allowed to continue uninterrupted. The current embargo on imports into Haiti specifically excludes food products such as rice. ARI assets in Haiti at June 30, 1994 were approximately $5 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

(b) During the quarter ended June 30, 1994, Registrant did not file any Form 8-K Reports.

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)

                                          Three Months
                                          Ended June 30,
                                              1994     1993
                                            -------  ---------

PRIMARY EARNINGS PER SHARE

  Earnings (loss) before extraordinary ite  $2,010    ($112)
  Extraordinary item                             0    9,318
                                            -------  --------
  Net earnings                               2,010    9,206
  Less dividends on preferred stock:
    Series B                                (1,295)    (432)
    Series C                                  (188)     (62)
                                            -------  --------
  Earnings per share applicable to
    common stock                              $527   $8,712
                                            =======  ========
  Average common and common equivalent
    shares outstanding:
    Common                                  12,219   12,219
    Preferred Series A                       3,889    3,889
                                            -------  --------
                                            16,108   16,108
                                            =======  ========
  Primary earnings per share:
    Earnings (loss) before
        extraordinary item                   $0.03   ($0.04)
    Extraordinary item                        0.00     0.58
                                            -------  --------
    Earnings per share applicable
        to common stock                      $0.03    $0.54
                                            =======  ========



Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)


                                          Three Months
                                          Ended June 30,
                                           1994 *      1993
                                            -------  ---------

FULLY DILUTED EARNINGS PER SHARE

  Earnings (loss) before extraordinary ite  $2,010    ($112)
  Extraordinary item                             0    9,318
                                            -------  ---------
  Net earnings                               2,010    9,206
  Less dividends on preferred stock:
    Series C                                  (188)     (62)
                                            -------  ---------
  Earnings applicable to
    common stock                            $1,822   $9,144
                                            =======  =========
  Average common and common equivalent
    shares outstanding:
    Common                                  12,219   12,219
    Preferred Series A                       3,889    3,889
    Preferred Series B                      28,000   10,769
                                            -------  ---------
                                            44,108   26,877
                                            =======  =========
  Fully diluted earnings per share:
    Earnings (loss) before
        extraordinary item                   $0.04   ($0.01)
    Extraordinary item                        0.00     0.35
                                            -------  ---------
    Earnings per share applicable
        to common stock                      $0.04    $0.34
                                            =======  =========

  * This calculation is presented in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraphs 14, 30, and 40 of APB Opinion No. 15 because it produces an antidilutive result. The Opinion provides that a computation on a fully diluted basis which results in an improvement in earnings per share when compared to primary earnings per share (antidilution) not be taken into account. Therefore, fully diluted earnings per share reported in the income statement are the same as primary earnings per share.