Form 10-Q/A
period 1994-06-30
AMERICAN RICE INC
filed 1994-08-09
CIK 824206

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

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the three months ended June 30, 1994, as set forth on the pages attached thereto:

Amended to include signature.

Date: August 9, 1994

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         American Rice, Inc.
                                         -------------------
                                            Registrant

                                         Richard N. McCombs
                                         ------------------
                                         Executive Vice-President