Form 10-Q
period 1994-09-30
AMERICAN RICE INC
filed 1994-11-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended September 30, 1994


                     Commission File Number 0-17039


                            American Rice, Inc.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



           Texas                            76-0231626
- - -------------------------------    -----------------------------------
(State or other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)



       16825 Northchase, Suite 1600
             Houston, Texas                      77060
- - ---------------------------------------         -------
(Address of Principal Executive Offices)      (Zip Code)


                            (713) 873-8800
                      ------------------------------
                      Registrant's Telephone Number,
                          Including Area Code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of November 1, 1994 is 2,443,811 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

                            Three Months          Six Months
                            Ended September 30,   Ended September 30,
                                  1994       1993       1994       1993
                             ---------  ---------  ---------  ---------

Net sales                      $78,314    $70,346   $184,020   $107,129

Cost of sales                   69,264     60,981    163,647     94,085
                             ---------  ---------  ---------  ---------
    Gross profit                 9,050      9,365     20,373     13,044

Selling, general and
  administrative expenses        5,609      5,695     10,881      7,760
                             ---------  ---------  ---------  ---------
    Operating income             3,441      3,670      9,492      5,284

Interest expense                 3,071      2,308      5,969      4,132
Interest income                   (179)      (202)      (350)      (469)
Minority interest                  (65)         8         (4)         7
Other expense                       85         32        158        480
Earnings on equity invest.           0          0          0       (426)
                             ---------  ---------  ---------  ---------
Earnings before income taxes
  and extraordinary item           529      1,524      3,719      1,560

Provision for income taxes         197        547      1,377        695
                             ---------  ---------  ---------  ---------
Earnings before
  extraordinary item               332        977      2,342        865

Extraordinary item
  Gain on debt restructuring,
    net of taxes                     0          0          0      9,318
                             ---------  ---------  ---------  ---------
Net earnings                      $332       $977     $2,342    $10,183
                             ========   ========   ========   ========
Preferred stock dividend
  requirements                   1,483      1,483      2,965      1,976
                             ---------  ---------  ---------  ---------
Net earnings (loss) applicable
  to common stock              ($1,151)     ($506)     ($623)    $8,207
                             ========   ========   ========   ========

Continued on next page

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)


                            Three Months          Six Months
                            Ended September 30,   Ended September 30,
                                  1994       1993       1994       1993
                             ---------  ---------  ---------  ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share (Note 3):


  Earnings (loss) before
    extraordinary item          ($0.47)    ($0.21)    ($0.25)     $0.88
  Extraordinary item             $0.00      $0.00      $0.00       2.89
                             ---------  ---------  ---------  ---------
  Net earnings (loss)           ($0.47)    ($0.21)    ($0.25)     $3.77
                             =========  =========  =========  =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share (Note 3):


  Earnings (loss) before
    extraordinary item          ($0.47)    ($0.21)    ($0.25)     $0.09
  Extraordinary item             $0.00       0.00      $0.00       1.31
                             ---------  ---------  ---------  ---------
  Net earnings (loss)           ($0.47)    ($0.21)    ($0.25)     $1.40
                             =========  =========  =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



                                                 September 30, March 31,
                                                        1994       1994
                                                   ---------  ---------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash                                                $1,696     $1,721
  Accounts receivable                                 29,273     22,222
  Inventories
    Raw materials                                     19,891     26,273
    Finished goods                                    22,322     31,935
  Prepaid expenses                                     1,364        606
  Deferred income taxes                                3,071      3,691
                                                   ---------  ---------
    Total current assets                              77,617     86,448


Net assets of Houston properties held for sale        18,767     18,764
Other assets                                          16,944     17,635
Receivable from related party                         10,818     10,499
Property, plant and equipment, net                    42,019     41,724
                                                   ---------  ---------
  Total assets                                      $166,165   $175,070
                                                   =========  =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Thousands of Dollars)


                                                September 30, March 31,
                                                        1994       1994
                                                   ---------  ---------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable                                      $23,413    $32,876
  Accounts payable and accrued expenses               33,085     31,292
  Income taxes payable                                 1,565      1,456
  Current portion of long-term debt                    6,160      6,060
                                                   ---------  ---------
    Total current liabilities                         64,223     71,684

Long-term debt                                        52,140     56,148

Deferred income taxes                                  7,096      6,870

Minority interest                                         65         69

Stockholders' equity (Note 3):

  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $25.70 per share                                778      3,889
    Series B- 2,800,000 convertible shares issued
      and outstanding                                  2,800     14,000
    Series C- 300,000 shares issued
      and outstanding                                    300      1,500
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444     12,219
  Paid-in capital                                     25,286          0
  Retained earnings                                   11,781      9,439
  Cumulative foreign currency translation
    adjustments                                         (748)      (748)
                                                   ---------  ---------
  Total stockholders' equity                          42,641     40,299
                                                   ---------  ---------
    Total liabilities and stockholders' equity      $166,165   $175,070
                                                   =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)
                                                  Six Months
                                                  Ended September 30,
                                                        1994       1993
                                                   ---------  ---------
OPERATING ACTIVITIES:
  Net earnings                                        $2,342    $10,183
  Adjustments to reconcile net income to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      2,852      2,171
    Loss on sale of property                              11        366
    Gain on debt restructuring                             0     (9,318)
    Earnings from equity investment                        0       (426)
    Deferred income taxes, net                           846        146
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                             (7,051)    (3,186)
      Inventories                                     15,995      1,365
      Prepaid expenses                                  (758)       216
      Other assets                                      (231)    (3,689)
      Receivable from related party                     (319)      (488)
      Accounts payable and accrued expenses            1,793     (4,316)
      Income taxes payable                               109        400
                                                   ---------  ---------
  Net cash provided by (used in)
    operating activities                              15,589     (6,576)
INVESTING ACTIVITIES:
  Property, plant and equipment additions             (2,259)      (249)
  Proceeds from sales of assets                           20      2,901
  Cash acquired in acquisition of
    American Rice, Inc.                                    0     12,608
                                                   ---------  ---------
  Net cash provided by (used in)
    investing activities                              (2,239)    15,260
FINANCING ACTIVITIES:
  Decrease in notes payable                           (9,463)   (18,068)
  Proceeds from issuance of long-term debt                 0     65,300
  Repayment of long-term debt                         (3,908)   (55,995)
  Other, net                                              (4)         0
                                                   ---------  ---------
  Net cash used in
    financing activities                             (13,375)    (8,763)
                                                   ---------  ---------
NET DECREASE IN CASH                                     (25)       (79)

CASH:
  Beginning of the period                              1,721      2,740
                                                   ---------  ---------
  End of the period                                   $1,696     $2,661
                                                   =========  =========
See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended September 30, 1994
(Thousands of Dollars)
(Unaudited)


                                                                          Foreign     Total
                                                                         Currency   Stock -
                             Preferred   Common     Paid-in   Retained  Translation Holders'
                               Stock      Stock     Capital   Earnings  Adjustments  Equity
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1994         $19,389    $12,219         $0     $9,439      ($748)   $40,299

Reverse stock split (Note 3)   (15,511)    (9,775)    25,286                     0          0

Net earnings                         0          0          0      2,342          0      2,342
                             ---------  ---------  ---------  ---------  ---------  ---------

Balance September 30, 1994      $3,878     $2,444    $25,286    $11,781      ($748)   $42,641
                             =========  =========  =========  =========  =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at September 30, 1994 and for each of the three and six month periods ended September 30, 1994 and 1993 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1994 is derived from the March 31, 1994 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report and Form 10-K for the fiscal year ended March 31, 1994.

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

                                                   Six Months Ended
                                                  September 30, 1993
                                                 --------------------
Net sales                                            $ 133,932
Earnings from continuing operations
  before extraordinary item:                         $   2,254

Loss from continuing operations before
  extraordinary item applicable to common stock:     $    (711)

Earnings (loss) per share before
  extraordinary item *:
    Primary                                          $    (.22)

    Fully diluted                                    $     .21

* Average shares outstanding adjusted for one-for-five reverse stock split (Note 3).

2.  Statement of Cash Flows

Borrowings under revolving notes in the six months ended September 30, 1994 and 1993 totaled $161.5 and $96.5 million, respectively, and repayments during the same periods totaled $171.0 and $114.6 million, respectively. ARI made cash payments for interest and financing fees of approximately $4.4 million and $3.5 million during the six months ended September 30, 1994 and 1993, respectively. ARI paid $424 thousand and $149 thousand for federal and state income taxes during the six months ended September 30, 1994 and 1993, respectively.

3.  Reverse Stock Split

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994. All per share information in the financial statements has been adjusted for this reverse stock split.

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

Results Of Operations

Results of operations are sensitive to the relationship between sales prices and the cost per hundredweight ("cwt.") of products sold. Because sales prices in some markets do not fluctuate as rapidly as rough rice costs and because ARI maintains significant quantities of inventory to support its diverse operations, results can be significantly affected in periods of rapid change in price levels. ARI generally has more forward sales commitments in consumer and other branded markets than in unbranded commodity markets. In periods of rapidly increasing rough rice costs, depending upon inventory position, these markets may experience lower per cwt. profitability. Conversely, in periods of rapidly decreasing rough rice costs, these markets may experience higher per cwt. profitability. In unbranded commodity markets, sales prices typically change faster than in consumer and other branded markets. In periods of rapidly increasing rough rice costs, depending upon inventory position, these markets may experience higher per cwt. profitability. Conversely, in periods of rapidly decreasing rough rice costs, these markets may experience lower per cwt. profitability.

Rough rice costs approximately doubled in October and November 1993 in part due to Japan entering the world market to import rice as a result of a shortage caused by unfavorable weather conditions. From January through July 1994 costs fell by approximately fifty percent to September 1993 levels as reductions in the Japanese demand became evident when supplies of rice in that country improved and world markets stabilized. Although rough rice costs are ordinarily volatile, changes of this magnitude are infrequent. ARI participated heavily in the Japan business through its California facilities from January through July of 1994. Sales to Japan are expected to continue, although on a significantly smaller scale in the near future.

Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

Sales for 1994 of $78.3 million increased $8.0 million from the prior year due to $8.7 million in export sales increases partially offset by $662 thousand in domestic sales decreases.

Export sales increased due to higher volume. Average export prices were at about the same level as the prior period. Total export sales volume increased approximately 650 thousand equivalent rough rice cwt. Exports to Japan from ARI's California facility and increases in sales of foreign sourced rice to export markets were partially offset by decreases in export sales of other U.S. rice.

Gross profit was 12% and 13% of sales for the three months ended September 30, 1994, and September 30, 1993, respectively. Gross profit decreased $315 thousand as a result of lower gross profit from ARI's Texas and Arkansas ("Southern") facilities partially offset by increased gross profit from ARI's California facility caused by export sales to Japan. The principal causes of the reduced Southern facilities gross profit were lower gross profit per cwt. on export sales as a result of relatively high rice costs in a falling market and a lower proportion of branded sales in relation to unbranded commodity sales. ARI's branded export sales historically have a greater gross profit per cwt. than unbranded commodity sales.

Interest expense of $3.1 million increased $763 thousand due to higher balances and higher average rates. Interest expense in both periods includes legal and other expenses directly associated with the debt.

Six Months Ended September 30, 1994 Compared to Six Months Ended September 30, 1993
Sales for 1994 of $184.0 million increased $76.9 million from the prior year due to $59.9 million in export sales increases and $17.0 million in domestic sales increases. As a result of the Transaction, six months of ARI sales are included in 1994 versus four months in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $40 million including $20 million in domestic markets and $20 million in export markets.

Export sales increased due to higher volume and higher average prices. Total export sales volume increased approximately 6 million equivalent rough rice cwt. due primarily to increases in sales from ARI's California facility as a result of exports to Japan and 2.3 million cwt. in increases as a result of the Transaction. Total average milled rice prices increased eight percent due primarily to a higher proportion of branded export sales as a result of the Transaction.

Domestic sales increased primarily as a result of the Transaction. In addition to sales added by the Transaction, domestic sales increased due to higher average prices. Average domestic milled rice sales prices increased 59 percent due to the higher value-added retail sales from the ARI customer base.

Gross profit was 11% and 12% of sales for the six months ended September 30, 1994, and September 30, 1993, respectively, increasing $7.3 million, due primarily to export sales to Japan from ARI's California facility, partially offset by decreases in gross profit on sales from ARI's
Southern facilities.

Selling, general and administrative expense of $10.9 million increased $3.1 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $6.0 million increased $1.8 million due to higher balances and higher average rates. Interest expense in both periods includes legal and other expenses directly associated with the debt.

The earnings on equity investment in the period ended September 30, 1993 represents Comet's income from it's investment in ARI prior to the Transaction.

The extraordinary item in the period ended September 30, 1993 represents a debt discount (net of income tax provision) from ARI's former lenders when ARI refinanced the combined indebtedness of ARI and Comet in May 1993.

Liquidity and Capital Resources

The following amounts and ratios are indicative of ARI's liquidity and ability to meet future funding needs and debt service requirements:

                                            September 30,    March 31,
                                               1994             1994
                                              -------         --------
Working capital (in millions)                  $13.4            $14.8

Current ratios                                   1.21             1.21
 (current assets / current liabilities)
Debt ratios                                       .49              .54
 (total debt / total assets)

ARI is required by its lenders to maintain a minimum net book value, working capital, and certain financial ratios. ARI is in compliance with such financial ratio requirements as of September 30, 1994.

Cash decreased by $25 thousand during the six months ended September 30, 1994 as a result of positive operating results and inventory reductions offset by repayment of debt and capital expenditures. Cash decreased by $79 thousand during the six months ended September 30, 1993, as a result of payables and debt reductions partially offset by cash received as a result of the Transaction.

Capital expenditures were approximately $2.3 million and $249 thousand for the six months ended September 30, 1994 and 1993, respectively. Future capital expenditures are expected to be funded from internally generated funds.

During the six months ended September 30, 1994, ARI's maximum borrowing under its $47.5 million line of credit was $34.5 million. At October 3,

1994, the borrowing base under the line of credit was $35 million. ARI is intending to refinance the existing revolver loan in the next twelve months either by renewing the line with the existing lenders, or obtaining a new revolving credit line from a new lender.

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

ARI's management does not believe that the lenders will accelerate repayment of the outstanding loans or terminate the agreements based on ERLY's financial condition or ERLY's ability to comply with its debt covenants. However, if the lenders were to take such actions, ARI's management believes that ARI would be able to repay and/or replace such debt and borrowing capacity as these obligations become due.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston. The proceeds of any such sale, when and if it occurs, are required by the terms of ARI's debt agreements to be used to reduce debt. Management believes that the net realizable value of this property exceeds its carrying value.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of September 30, 1994. As of September 30, 1994, the Preferred B dividends accumulated but not declared are $6.9 million and the Preferred C dividends accumulated but not declared are $1 million.

On April 15, 1994, ARI entered into a joint venture agreement with Vinafood II, a company owned by the Ministry of Agriculture of the government of Vietnam. The agreement provides that ARI and Vinafood II will jointly operate a mill in the city of Can Tho, Vietnam. The joint venture will be 55 percent owned by ARI and 45 percent owned by Vinafood
II. The agreement specifies that the ARI will contribute capital in the form of cash and equipment totaling $3 million over a four year period beginning with the date the operating license was issued by the Vietnamese government, October 15, 1994. ARI will also contribute management expertise and use of tradenames.

On October 21, 1994, ARI entered into an agreement with Rice Milling & Trading Investments Limited ("RMTI"), an Isle of Man company. The agreement provides that ARI will be the exclusive supplier of U.S. and Vietnam origin rice to RMTI and that RMTI will process, pack and warehouse this rice on an exclusive basis for ARI in the Kingdom of Saudi Arabia at RMTI's new facility in Jeddah, Saudi Arabia. Also pursuant to the agreement, ARI will provide all key supervisory and quality control personnel at the new RMTI facility.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 2.   Changes in Securities

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

27    Financial Data Schedule

(b) During the quarter ended September 30, 1994, Registrant did not file any Form 8-K Reports.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             American Rice, Inc.
                                             -------------------
                                                 Registrant


                                             /S/ Joe Westover
                                             ----------------------
                                             Vice-President /
                                             Controller

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)


                                     Three Months      Six Months
                                     Ended September 30Ended September 30
                                         1994     1993     1994     1993
                                       -------  -------  -------  -------

PRIMARY EARNINGS (LOSS) PER SHARE *

  Earnings before
    extraordinary item                   $332     $977   $2,342     $865
  Extraordinary item                        0        0        0    9,318
                                       -------  -------  -------  -------
  Net earnings                            332      977    2,342   10,183
  Less dividends on preferred stock:
    Series B                           (1,295)  (1,295)  (2,590)  (1,726)
    Series C                             (188)    (188)    (375)    (250)
                                       -------  -------  -------  -------
                                       (1,483)  (1,483)  (2,965)  (1,976)
                                       -------  -------  -------  -------
  Earnings (loss) applicable to
    common stock                      ($1,151)   ($506)   ($623)  $8,207
                                       =======  =======  =======  =======
  Average common and common
    equivalent shares outstanding:
    Common                              2,444    2,444    2,444    2,444
    Preferred Series A                     **       **       **      778
                                       -------  -------  -------  -------
                                        2,444    2,444    2,444    3,222
                                       =======  =======  =======  =======
  Primary earnings (loss) per share:
    Loss before
        extraordinary item             ($0.47)  ($0.21)  ($0.25)  ($0.34)
    Extraordinary item                   0.00     0.00     0.00     2.89
                                       -------  -------  -------  -------
    Earnings (loss) per share
        applicable to common stock     ($0.47)  ($0.21)  ($0.25)   $2.55
                                       =======  =======  =======  =======

*  See Note 3 to Consolidated Financial Statements

** Antidilutive


Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)

                                     Three Months      Six Months
                                     Ended September 30Ended September 30
                                      1994 **  1993 **  1994 **     1993
                                       -------  -------  -------  -------

FULLY DILUTED EARNINGS PER SHARE *

  Earnings before
    extraordinary item                   $332     $977   $2,342     $865
  Extraordinary item                        0        0        0    9,318
                                       -------  -------  -------  -------
  Net earnings                            332      977    2,342   10,183
  Less dividends on preferred stock:
    Series C                             (188)    (188)    (375)    (250)
                                       -------  -------  -------  -------
  Earnings applicable to
    common stock                         $144     $789   $1,967   $9,933
                                       =======  =======  =======  =======
  Average common and common
    equivalent shares outstanding:
    Common                              2,444    2,444    2,444    2,444
    Preferred Series A                    778      778      778      778
    Preferred Series B                  5,600    5,600    5,600    3,886
                                       -------  -------  -------  -------
                                        8,822    8,822    8,822    7,108
                                       =======  =======  =======  =======
  Fully diluted earnings per share:
    Earnings  before
        extraordinary item              $0.02    $0.09    $0.22    $0.09
    Extraordinary item                   0.00     0.00     0.00     1.31
                                       -------  -------  -------  -------
    Earnings per share applicable
        to common stock                 $0.02    $0.09    $0.22    $1.40
                                       =======  =======  =======  =======

*  See Note 3 to Consolidated Financial Statements

** This calculation is presented in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraphs 14, 30, and 40 of APB Opinion No. 15 because it produces an antidilutive result. The Opinion provides that a computation on a fully diluted basis which results in an improvement in earnings per share when compared to primary earnings per share (antidilution) not be taken into account. Therefore, fully diluted earnings per share reported in the income statement are the same as primary earnings per share.