Form 10-Q
period 1994-12-31
AMERICAN RICE INC
filed 1995-02-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended December 31, 1994


                     Commission File Number 0-17039


                            American Rice, Inc.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



           Texas                            76-0231626
- -------------------------------    -----------------------------------
(State or other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)



       16825 Northchase, Suite 1600
             Houston, Texas                      77060
- ---------------------------------------         -------
(Address of Principal Executive Offices)      (Zip Code)


                            (713) 873-8800
                      ------------------------------
                      Registrant's Telephone Number,
                          Including Area Code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of February 1, 1995 is 2,443,745 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                                  1994       1993       1994       1993
                             ---------  ---------  ---------  ---------

Net sales                     $106,330    $89,061   $290,350   $196,190

Cost of sales                   96,445     80,228    260,092    174,313
                             ---------  ---------  ---------  ---------
    Gross profit                 9,885      8,833     30,258     21,877

Selling, general and
  administrative expenses        6,123      5,041     17,004     12,801
                             ---------  ---------  ---------  ---------
    Operating income             3,762      3,792     13,254      9,076

Interest expense                 3,258      2,694      9,227      6,826
Interest income                   (172)      (160)      (522)      (629)
Minority interest                  (17)        18        (21)        25
Other income and expense          (328)        43       (170)       523
Earnings on equity investmen         0          0          0       (426)
                             ---------  ---------  ---------  ---------
Earnings before income taxes
  and extraordinary item         1,021      1,197      4,740      2,757

Provision for income taxes         377        418      1,754      1,113
                             ---------  ---------  ---------  ---------
Earnings before
  extraordinary item               644        779      2,986      1,644

Extraordinary item
  Gain on debt restructuring,
    net of taxes                     0          0          0      9,318
                             ---------  ---------  ---------  ---------
Net earnings                      $644       $779     $2,986    $10,962
                             ========   ========   ========   ========
Preferred stock dividend
  requirements                   1,483      1,483      4,448      3,460
                             ---------  ---------  ---------  ---------
Net earnings (loss) applicable
  to common stock                ($839)     ($704)   ($1,462)    $7,502
                             ========   ========   ========   ========
Continued on next page

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)


                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                                  1994       1993       1994       1993
                             ---------  ---------  ---------  ---------

Primary earnings (loss) per
  applicable common and
  common equivalent share (Note 3):


  Earnings (loss) before
    extraordinary item          ($0.34)    ($0.29)    ($0.60)    ($0.56)
  Extraordinary item             $0.00      $0.00      $0.00       2.89
                             ---------  ---------  ---------  ---------
  Net earnings (loss)           ($0.34)    ($0.29)    ($0.60)     $2.33
                             =========  =========  =========  =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share (Note 3):


  Earnings (loss) before
    extraordinary item          ($0.34)    ($0.29)    ($0.60)     $0.16
  Extraordinary item             $0.00       0.00      $0.00       1.21
                             ---------  ---------  ---------  ---------
  Net earnings (loss)           ($0.34)    ($0.29)    ($0.60)     $1.37
                             =========  =========  =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)



                                                  December 31 March 31,
                                                        1994       1994
                                                   ---------  ---------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash                                                $1,569     $1,721
  Accounts receivable                                 28,939     22,222
  Inventories
    Raw materials                                     15,810     26,273
    Finished goods                                    19,076     31,935
  Prepaid expenses                                     1,155        606
  Deferred income taxes                                2,901      3,691
                                                   ---------  ---------
    Total current assets                              69,450     86,448


Net assets of Houston properties held for sale        18,767     18,764
Other assets                                          16,132     17,635
Receivable from related party                         11,386     10,499
Property, plant and equipment, net                    41,425     41,724
                                                   ---------  ---------
  Total assets                                      $157,160   $175,070
                                                   =========  =========

Continued on next page


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Thousands of Dollars)

                                                  December 31 March 31,
                                                        1994       1994
                                                   ---------  ---------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable                                      $14,481    $32,876
  Accounts payable and accrued expenses               32,183     31,292
  Income taxes payable                                 1,706      1,456
  Current portion of long-term debt                    6,160      6,060
                                                   ---------  ---------
    Total current liabilities                         54,530     71,684

Long-term debt                                        52,140     56,148
Deferred income taxes                                  7,157      6,870
Minority interest                                         48         69
Stockholders' equity (Note 3):
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $25.70 per share                                778      3,889
    Series B- 2,800,000 convertible shares issued
      and outstanding                                  2,800     14,000
    Series C- 300,000 shares issued
      and outstanding                                    300      1,500
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444     12,219
  Paid-in capital                                     25,286          0
  Retained earnings                                   12,425      9,439
  Cumulative foreign currency translation
    adjustments                                         (748)      (748)
                                                   ---------  ---------
  Total stockholders' equity                          43,285     40,299
                                                   ---------  ---------
    Total liabilities and stockholders' equity      $157,160   $175,070
                                                   =========  =========
See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)
                                                  Nine Months
                                                  Ended December 31,
                                                        1994       1993
                                                   ---------  ---------
OPERATING ACTIVITIES:
  Net earnings                                        $2,986    $10,962
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      4,793      3,626
    Loss on sale of property                              34        357
    Gain on debt restructuring                             0     (9,318)
    Earnings from equity investment                        0       (426)
    Deferred income taxes, net                         1,077        774
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                             (6,717)    (9,017)
      Inventories                                     23,322    (27,475)
      Prepaid expenses                                  (549)       263
      Other assets                                      (451)    (3,700)
      Receivable from related party                     (887)      (439)
      Accounts payable and accrued expenses              891     15,651
      Income taxes payable                               250        270
                                                   ---------  ---------
  Net cash provided by (used in)
    operating activities                              24,749    (18,472)
INVESTING ACTIVITIES:
  Property, plant and equipment additions             (2,593)      (537)
  Proceeds from sales of assets                           16      2,915
  Cash acquired in acquisition of
    American Rice, Inc.                                    0     12,608
                                                   ---------  ---------
  Net cash provided by (used in)
    investing activities                              (2,577)    14,986
FINANCING ACTIVITIES:
  Decrease in notes payable                          (18,395)    (6,028)
  Proceeds from issuance of long-term debt                 0     65,300
  Repayment of long-term debt                         (3,908)   (57,555)
  Other, net                                             (21)         0
                                                   ---------  ---------
  Net cash provided by (used in)
    financing activities                             (22,324)     1,717
                                                   ---------  ---------
NET DECREASE IN CASH                                    (152)    (1,769)

CASH:
  Beginning of the period                              1,721      2,740
                                                   ---------  ---------
  End of the period                                   $1,569       $971
                                                   =========  =========
See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 1994
(Thousands of Dollars)
(Unaudited)


                                                                          Foreign     Total
                                                                         Currency   Stock -
                             Preferred   Common     Paid-in   Retained  Translation Holders'
                               Stock      Stock     Capital   Earnings  Adjustments  Equity
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1994         $19,389    $12,219         $0     $9,439      ($748)   $40,299

Reverse stock split (Note 3)   (15,511)    (9,775)    25,286                     0          0

Net earnings                         0          0          0      2,986          0      2,986
                             ---------  ---------  ---------  ---------  ---------  ---------

Balance December 31, 1994       $3,878     $2,444    $25,286    $12,425      ($748)   $43,285
                             =========  =========  =========  =========  =========  =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at December 31, 1994 and for each of the three and nine month periods ended December 31, 1994 and 1993 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1994 is derived from the March 31, 1994 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

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

Because Comet is the acquirer for accounting purposes, the financial statements presented for the period April 1, 1993 through the date of the Transaction, May 26, 1993, are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI. The following summarized pro forma information assumes the Transaction occurred on April 1, 1993 (thousands of dollars, except per share)

                                                   Nine Months Ended
                                                  December 31, 1993
                                                 --------------------

Net sales                                            $ 222,993
Earnings from continuing operations
  before extraordinary item:                         $   2,248

Loss from continuing operations before
  extraordinary item applicable to common stock:     $  (2,200)

Earnings (loss) per share before
  extraordinary item *:
    Primary                                          $    (.68)

    Fully diluted                                    $     .19

* Average shares outstanding adjusted for one-for-five reverse stock split (Note 3).


2.  Statement of Cash Flows

Borrowings under revolving notes in the nine months ended December 31, 1994 and 1993 totaled $248 and $195 million, respectively, and repayments during the same periods totaled $266 and $201 million, respectively. ARI made cash payments for interest and financing fees of approximately $6.8 million and $5.2 million during the nine months ended December 31, 1994 and 1993, respectively. ARI paid $427 thousand and $344 thousand for federal and state income taxes during the nine months ended December 31, 1994 and 1993, respectively.

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

Three Months Ended December 31, 1994 Compared to Three Months Ended December 31, 1993

Sales for 1994 of $106.3 million increased $17.3 million from the prior year due to $21.4 million in export sales increases partially offset by $4.1 million in domestic sales decreases.

Export sales increased due to generally higher volume partially offset by lower average sales prices. Total export sales volume increased 2.4 million equivalent rough rice cwt. as improvements were experienced in most of ARI's major market areas. Domestic sales decreases were primarily due to lower prices in Grocery and Food Service markets. Volume remained about the same as the prior year.

Gross profit was 9% and 10% of sales for the three months ended December 31, 1994, and December 31, 1993, respectively. Gross profit increased $1.1 million as a result of higher gross profit on export sales partially offset by lower gross profit on domestic sales. Improvements in gross profits on export sales were seen in most markets and on export sales from both Southern U.S. facilities and California. Gross profit on Caribbean sales was about the same as the prior year.

Selling, general and administrative expense of $6.1 million increased $1.1 million due primarily to higher advertising and promotional expenses for domestic markets and higher administrative expense.

Interest expense of $3.3 million increased $564 thousand due to higher interest rates partially offset by lower average balances. Interest expense in both periods includes legal and other expenses directly associated with the debt.

Nine Months Ended December 31, 1994 Compared to Nine Months Ended
December 31, 1993

Sales for 1994 of $290.4 million increased $94.2 million from the prior year due to $81.3 million in export sales increases and $12.9 million in domestic sales increases. As a result of the Transaction, nine months of ARI sales are included in 1994 versus seven months in the corresponding period in 1993. The estimated increase in sales as a result of the Transaction was approximately $33 million including $7 million in domestic markets and $26 million in export markets.

Export sales increased primarily due to higher volume. Average prices were about the same as the prior year. Total export sales volume increased approximately 8 million equivalent rough rice cwt. due primarily to increases in sales from ARI's California facility as a result of exports to Japan and 3.2 million cwt. in increases as a result of the Transaction.

Domestic sales increased as a result of the Transaction and higher average prices. Average domestic milled rice sales prices increased 21 percent due primarily to the higher value-added retail sales from the ARI customer base.

Gross profit was 10% and 11% of sales for the nine months ended December 31, 1994, and December 31, 1993, respectively, increasing $8.4 million, due primarily to export sales to Japan from ARI's California facility and an increase in sales as a result of the Transaction, partially offset by decreases in gross profit on sales from ARI's Southern facilities.

Selling, general and administrative expense of $17.0 million increased $4.2 million due primarily to advertising and selling expenses associated with the higher value-added sales from the ARI customer base.

Interest expense of $9.2 million increased $2.4 million due to higher average rates and higher balances. Interest expense in both periods includes legal and other expenses directly associated with the debt.

The earnings on equity investment in the period ended December 31, 1993 represents Comet's income from its investment in ARI prior to the Transaction.

The extraordinary item in the period ended December 31, 1993 represents a debt discount (net of income tax provision) from ARI's former lenders when ARI refinanced the combined indebtedness of ARI and Comet in May 1993.

Liquidity and Capital Resources

The following amounts and ratios are indicative of ARI's liquidity and ability to meet future funding needs and debt service requirements:

                                            December 31,     March 31,
                                               1994             1994
                                              -------         --------
Working capital (in millions)                   $14.9            $14.8

Current ratios                                   1.27             1.21
 (current assets / current liabilities)

Debt ratios                                       .46              .54
 (total debt / total assets)

ARI is required by its lenders to maintain a minimum net book value, working capital, and certain financial ratios. ARI is in compliance with such financial ratio requirements as of December 31, 1994.

Cash decreased by $152 thousand during the nine months ended December 31, 1994 as a result of repayment of debt and capital expenditures partially offset by positive operating results and inventory reductions. Cash decreased by $1.8 million during the nine months ended December 31, 1993, primarily as a result of inventory increases partially offset by cash received as a result of the Transaction and a net increase in borrowings.

Capital expenditures were $2.6 million and $537 thousand for the nine months ended December 31, 1994 and 1993, respectively. Future capital expenditures are expected to be funded from internally generated funds.

During the nine months ended December 31, 1994, ARI's maximum borrowing under its $47.5 million line of credit was $34.5 million. At January 1, 1995, the borrowing base under the line of credit was $28.2 million.

ARI is currently pursuing alternatives for refinancing its existing revolver and term loans and intends to refinance all of its debt at or prior to its expiration. The revolver debt expires May 23, 1995.

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

For several years prior to fiscal 1994, ERLY incurred substantial operating losses. In addition, ERLY has certain obligations due in 1995 which it will be unable to meet without selling assets or refinancing such indebtedness. ERLY management has told ARI management it believes that it can meet its obligations as they become due.

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

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of December 31, 1994. As of December 31, 1994, the Preferred B dividends accumulated but not declared are $8.2 million and the Preferred C dividends accumulated but not declared are $1.2 million.

On April 15, 1994, ARI entered into a joint venture agreement with Vinafood II, a company owned by the Ministry of Agriculture of the government of Vietnam. The agreement provides that ARI and Vinafood II will jointly operate a mill in the city of Can Tho, Vietnam. The joint venture is 55 percent owned by ARI and 45 percent owned by Vinafood II. The agreement specifies that ARI will contribute capital in the form of cash and equipment totaling approximately $3 million over a four year period beginning with the date the operating license was issued by the Vietnamese government, October 15, 1994. ARI contributions have totaled approximately $700 thousand through December 31, 1994. ARI is also contributing management expertise and use of tradenames. Operations for the three months ended December 31, 1994 are not significant with regards to ARI's consolidated operations.

On October 21, 1994, ARI entered into an agreement with Rice Milling & Trading Investments Limited ("RMTI"), an Isle of Man Company. The agreement provides that ARI will be the exclusive supplier of U.S. and Vietnam origin rice to RMTI and that RMTI will process, pack and warehouse this rice on an exclusive basis for ARI in the Kingdom of Saudi Arabia at RMTI's new facility in Jeddah, Saudi Arabia. This facility is expected to commence operations in March, 1994. Also pursuant to the agreement, ARI will provide all key supervisory and quality control personnel at the new RMTI facility

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 2.   Changes in Securities

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

27    Financial Data Schedule

(b) During the quarter ended December 31, 1994, Registrant did not file any Form 8-K Reports.

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



                                             American Rice, Inc.
                                             -------------------
                                                 Registrant



                                             /S/ Joe Westover
                                             ----------------------
                                             Vice-President /
                                             Controller

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)


                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                                  1994       1993       1994       1993
                              ---------  ---------  ---------  --------

PRIMARY EARNINGS (LOSS) PER SHARE *

  Earnings before
    extraordinary item            $644       $779     $2,986     $1,644
  Extraordinary item                 0          0          0      9,318
                              --------   --------   --------   --------
  Net earnings                     644        779      2,986     10,962
  Less dividends on preferred stock:
    Series B                    (1,295)    (1,295)    (3,885)    (3,022)
    Series C                      (188)      (188)      (563)      (438)
                              --------   --------   --------   --------
                                (1,483)    (1,483)    (4,448)    (3,460)
                              --------   --------   --------   --------
  Earnings (loss) applicable to
    common stock                 ($839)     ($704)   ($1,462)    $7,502
                              ========   ========   ========   ========
  Average common and common
    equivalent shares outstanding:
    Common                       2,444      2,444      2,444      2,444
    Preferred Series A              **         **         **        778
                              --------   --------   --------   --------
                                 2,444      2,444      2,444      3,222
                              ========   ========   ========   ========
  Primary earnings (loss) per share:
    Loss before
        extraordinary item      ($0.34)    ($0.29)    ($0.60)    ($0.56)
    Extraordinary item            0.00       0.00       0.00       2.89
                              --------   --------   --------   --------
    Earnings (loss) per share
        applicable to common    ($0.34)    ($0.29)    ($0.60)     $2.33
                              ========   ========   ========   ========

      *  See Note 3 to Consolidated Financial Statements

      ** Antidilutive


Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands of Dollars Except Per Share Data)

                            Three Months          Nine Months
                            Ended December 31,    Ended December 31,
                              1994 **    1993 **    1994 **        1993
                              ---------  ---------  ---------  --------

FULLY DILUTED EARNINGS PER SHARE *

  Earnings before
    extraordinary item            $644       $779     $2,986     $1,644
  Extraordinary item                 0          0          0      9,318
                              ---------  ---------  ---------  --------
  Net earnings                     644        779      2,986     10,962
  Less dividends on preferred stock:
    Series C                      (188)      (188)      (563)      (438)
                              ---------  ---------  ---------  --------
  Earnings applicable to
    common stock                  $456       $591     $2,423    $10,524
                              =========  =========  =========  ========
  Average common and common
    equivalent shares outstanding:
    Common                       2,444      2,444      2,444      2,444
    Preferred Series A             778        778        778        778
    Preferred Series B           5,600      5,600      5,600      4,460
                              ---------  ---------  ---------  --------
                                 8,822      8,822      8,822      7,682
                              =========  =========  =========  ========
  Fully diluted earnings per share:
    Earnings  before
        extraordinary item       $0.05      $0.07      $0.27      $0.16
    Extraordinary item            0.00       0.00       0.00       1.21
                              ---------  ---------  ---------  --------
    Earnings per share applicable
        to common stock          $0.05      $0.07      $0.27      $1.37
                              =========  =========  =========  ========

    *  See Note 3 to Consolidated Financial Statements

    ** This calculation is presented in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraphs 14, 30, and 40 of APB Opinion No. 15 because it produces an antidilutive result. The Opinion provides that a computation on a fully diluted basis which results in an improvement in earnings per share when compared to primary earnings per share (antidilution) not be taken into account. Therefore fully diluted earnings per share reported on the income statement are the same as primary earnings per share.