Form 10-K
period 1995-03-31
AMERICAN RICE INC
filed 1995-06-27
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                 FORM 10 - K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended                             Commission file
       March 31, 1995                                     Number 0-17039


                              American Rice, Inc.
           (Exact name of registrant as specified in its charter)

              Texas                                     76-0231626
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

     16825 Northchase, Suite 1600
           Houston, Texas                                    77060
(Address of principal executive offices)                   (Zip Code)

 Registrant's Telephone Number, Including Area Code    (713) 873-8800

    Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                Common stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No  [ ]

As of June 12, 1995, 2,443,892 shares of the Registrant's Common Stock, par value $1 per share, were outstanding, and the aggregate market value of the outstanding Common Stock, $1 par value, of the Registrant held by non-affiliates of the Registrant as of June 12, 1995, based on the average bid and asked prices for these shares on the NASDAQ System, was $4,790,081.

                   Documents Incorporated by Reference

Portions of the 1995 Proxy Statement to Shareholders are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             AMERICAN RICE, INC.
                           FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS
Part I
- ------
Item 1:     Business                                See page      1

Item 2:     Properties                              See page     13

Item 3:     Legal Proceedings                       See page     13

Item 4:     Submission of Matters to a              See page     14
            Vote of Security Holders

Part II
- -------
Item 5:     Market for the Company's                See page     14
            Common Stock and Related
            Stockholder Matters

Item 6:     Selected Financial Data                 See page     15

Item 7:     Management's Discussion                 See page     17
            and Analysis of Financial
            Condition and Results of
            Operations

Item 8:     Consolidated Financial                  See page  F - 1
            Statements

Item 9:     Changes in and Disagreements            See page     21
            with Accountants on Accounting
            and Financial Disclosure

Part III
- --------
Item 10:    Directors and Executive                 See page     22
            Officers of the Company

Item 11:    Executive Compensation              See Proxy Statement

Item 12:    Security Ownership of Certain       See Proxy Statement
            Beneficial Owners and
            Management

Item 13:    Certain Relationships               See Proxy Statement
            and Related Transactions
Part IV
- -------
Item 14:    Exhibits, Financial Statement            See page    25
            Schedules and Reports on
            Form 8-

                                 PART I

Item 1.   Business
- ------    --------

Background

The business of American Rice, Inc. ("ARI" or the "Company") dates back to 1901 when the predecessor company to Comet Rice, Inc. ("Comet") was formed in Beaumont, Texas. Comet rice, named after the appearance of Halley's Comet during a product presentation, was the first rice to be sold in branded packages and was widely advertised and marketed as a brand of high quality rice. In 1952, the predecessor company to Comet merged with Wonder Rice Mills, Inc. of Stuttgart, Arkansas and Adolphus Rice Mills, Inc. of Houston, Texas, which added the Wonder(R) and Adolphus(R) brand names to the product line, as well as the Stuttgart Facility. This rice milling business was purchased in 1970 by Early California Industries Inc. ("Early"), a California company engaged in agribusiness. In 1972, Early formed Comet as a new subsidiary into which Early transferred all of its rice business assets, including its trademarks. In 1979, Comet acquired United Rice Growers and Millers which owned a rice processing facility in Maxwell, California (the "Maxwell Facility"). This facility remains the Company's primary milling facility in the California rice producing region. Early subsequently changed its name to ERLY Industries Inc. ("ERLY") in 1985.

In 1986, Comet and American Rice, Inc., a Texas agricultural cooperative marketing association formed in 1969 comprised primarily of rice growers (the "ARI Cooperative"), formed a joint venture known as Comet American Marketing ("CAM") for the purpose of conducting joint domestic marketing operations. In connection with the formation of CAM, both companies contributed virtually all of their domestic brands to CAM and Comet transferred certain processing and packaging equipment, packaging supplies and production responsibilities to the ARI Cooperative. ARI was incorporated in 1987 by the ARI Cooperative and in 1988, the ARI Cooperative contributed all of its assets to the Company in exchange for 52% of ARI's voting capital stock, which the ARI Cooperative distributed to its members. Comet obtained the remaining 48% of ARI's voting capital stock in exchange for contributing to the Company cash and Comet's 50% interest in CAM. On May 26, 1993, ERLY consolidated its ownership interests in the Company and Comet, pursuant to which ERLY transferred all of the operating assets and liabilities of Comet to ARI in exchange for shares of voting preferred stock that gave ERLY an additional 33% of the voting power of ARI (the "Acquisition"). As a result of the Acquisition, ERLY holds 81% of the voting power of the Company, comprised of a 32% direct common stock equity interest and an additional 49% voting preferred stock interest.

As a result of the Acquisition, the Company diversified the market for its products, expanded its share of both the domestic and export rice markets, increased its sources of supply of rough rice and reduced its operating costs. The Acquisition reduced manufacturing and distribution costs and increased gross margins by allowing ARI to process and package products closer to the ultimate customer and thereby utilize total capacity more efficiently. The Acquisition also enabled ARI to better utilize its milling facilities due to increased availability of bank credit lines and working capital, which in turn allowed ARI to purchase additional raw product from a larger growing area and to sell to additional export markets. Management believes the Acquisition has significantly improved ARI's ability to manage short-term fluctuations in the cost of rough rice by expanding and further diversifying its markets for milled rice. Management also believes the Acquisition will continue to favorably impact future operating results as additional synergies from the Acquisition are fully realized.

Company Overview

The Company is the largest U.S.-based and one of the world's leading processors and marketers of branded rice products, with leading brand positions in many U.S. markets as well as Saudi Arabia, Haiti, Puerto Rico and certain other rice consuming markets. The Company annually markets approximately 20% of the total U.S. rice crop and is the only marketer of rice in the world with significant sources of rough rice and milling facilities in the two major rice producing regions of the United States as well as certain strategic locations overseas. This allows ARI to moderate the impact of regional trade imbalances caused by climate and geopolitical factors on operating performance. The Company is able to maximize its margins by purchasing rice grown domestically and abroad to take advantage of regional cost and supply availabilities.

Approximately 60% of the Company's net sales consist of branded rice, which typically commands a higher price and profit margin than commodity rice and is less susceptible to decreases in sales volume due to increases in consumer prices. With leading brand names that sustain the number one or two positions in many of the major rice consuming markets domestically and abroad, ARI typically is able to achieve high margins in these branded markets. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked brand names such as Blue Ribbon(R), Comet(R), Adolphus(R), AA(R), Cinta Azul(R), Wonder(R), Colusa Rose(R) and Chopstick(R). ARI is a leading marketer of U.S. rice in many of the world's major rice importing countries, including Saudi Arabia, Haiti and Turkey. In Saudi Arabia, the third largest import rice market in the world, the Chopstick(R) brand, known locally as Abu Bint(R), has been the number one brand of rice sold in that country since 1973, and has consistently represented over two-thirds of the U.S. grown rice sold in that country. ARI's leading brand names and broad product lines have facilitated the Company's penetration of new markets and introduction of new products in existing markets.

ARI recently entered into a joint venture ("ARI-Vinafood") with a company owned by the Socialist Republic of Vietnam to process and market Vietnamese grown rice. ARI's 55% ownership in ARI-Vinafood enables it to participate in the world market for Asian origin rice, the largest market segment in the world rice market. Management believes that this new product source will enable it to increase its market share in certain key regions as well as provide a competitive product under its existing brand names to major rice consuming markets in Asia and South America.

Industry Overview

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 124% during the last 30 years to approximately 350 million metric tons in 1994. Domestic consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons annually. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and, to a lesser degree, increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 150 pounds per person on a worldwide basis, with Asia having the highest per capita annual consumption at approximately 225 pounds and the United States with one of the lowest at 28 pounds.

International Trade. While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons in 1984 to nearly 16 million metric tons in 1994, representing an increase of over 45%, and it is anticipated that such trade will expand to nearly 17 million metric tons for the year ending 1995. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand, Vietnam and the United States, with China and India accounting for over 50% of world rice production. Thailand is the largest exporter of rice in the world, exporting approximately 32% of total world rice exports, followed by the United States and Vietnam, whose exports account for 18% and 17%, respectively, of the world rice trade.

Historically, the largest rice importing nations have included Brazil, Iran, and Saudi Arabia with each nation importing in excess of 750,000 metric tons annually. Recently, imports have begun to increase to the former Soviet bloc nations due to reduced production levels in those countries. In addition, due to the effects of adverse weather conditions in Japan in 1993, Japan was the world's largest importer of rice, with imports estimated at 2.4 million metric tons.

Rice produced in the United States is generally of a high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the United States Department of Agriculture ("U.S.D.A."), exports of rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of 2.6 million metric tons per year in the years from 1993 to 1994. The U.S.D.A. forecasts that the United States will export
2.7 million metric tons of rice in 1995.

In the future, international trade is expected to be impacted favorably by the effects of the General Agreement on Tariff and Trade ("GATT"). The latest round of amendments to GATT were approved on December 15, 1993 by the majority of developed nations in the world, including the United States, the European Union, and Japan. Most signatory countries began implementation of their GATT commitments on January 1, 1995, which required with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan and South Korea, which were not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan has committed to import 379,000 metric tons of rice in 1995, increasing each year to 758,000 metric tons by 2000. Commencing in the summer of 1995, South Korea's quota is 51,000 metric tons which they have agreed to double by 1999 and double again by 2004. In general, reductions on tariffs will make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over six years, with a minimum of a 15% reduction on any individual item. Developing nations will reduce tariffs 24% over ten years and must meet a minimum 10% per item reduction. Management believes that the net effect of GATT will be to stimulate additional rice production on additional acreage in the United States and will increase the amount of rice traded globally.

Domestic Trade. U.S. consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons per year. U.S. per capita consumption of rice has more than doubled since 1978 primarily due to increases in the population of high rice-consuming Hispanic and Asian ethnic groups, which have grown from 6% of the U.S. population in 1970 to 26% in 1990 and are projected by the U.S. Census Bureau to increase to 38% of the U.S. population by 2020. For example, the Hispanic communities in the Southwest, and the Asian communities in California, each of which have grown significantly since 1985, consume over three times the average per capita amount of rice consumed in the United States. To a lesser extent, the growth in average per capita consumption of rice has also been caused by increased awareness of the impact of diet on health.

During the past three years, approximately 50% to 60% of rice produced in the United States has been consumed domestically. Approximately 70% of U.S. consumption is for food use or direct consumption. Rice used in food processing accounts for approximately 19% of total U.S. rice consumption while the remainder is used in the production of beer.

Rice Production. Over two-thirds of total U.S. rice production is the long grain variety, which is produced almost entirely within Arkansas, Louisiana, Mississippi, Texas and Missouri and is marketed worldwide. Medium grain rice, which is grown in several rice producing states but is the dominant variety grown in California, accounts for effectively all of the remaining one-third of all rice grown in the United States. California medium grain, generically known as Calrose, is preferred within certain segments of the global market, including Japan, Korea, Turkey, Jordan and Lebanon. The difference between these rice varieties is primarily reflected in the size and shape of the kernel as well as amylose or starch content.

The rice growing cycle takes approximately 100 to 125 days from planting until harvesting, depending on the variety of rice grown. Rice is typically planted in flooded fields in the early spring and after it matures, water is drained from the fields and the crop is harvested. The harvested grain is referred to as "paddy" or "rough rice." The rough rice is transported to storage and drying facilities after it is harvested, where the moisture content is slowly lowered to prepare the rice for milling. After the rice is dried, it is conveyed to rice mills where it is processed into finished rice products.

The process of milling begins with the cleaning of the rough rice. Once cleaned, the hull of the rice kernel is removed. The resulting product is known as brown rice because of the brown color of the bran layer still attached to the kernel. The hulls are often burned for energy generation and silicone production or ground and mixed with bran for use as livestock feed. Although brown rice is sometimes sold directly as a food product, it is usually further processed. The bran layer is removed in the milling process and broken and imperfect grains are eliminated, typically using electro-optical scanners. The resulting product is the white or fancy rice most often seen on grocery store shelves.

Parboiled rice is rough rice that has been soaked, steamed under pressure, dried and then hulled and milled. The process of parboiling involves soaking the cleaned rough rice in water and then heating the kernels to specific temperatures using steam. This process breaks down the starch in the rice and allows splintered kernels to fuse together to form whole kernels. Once rice has been parboiled, it changes color and maintains a golden brown hue as contrasted to regular milled white rice. Parboiled rice retains more nutrients than regular milled white rice and tends to be more fluffy after cooling.

The finished rice products are then ready for packaging and shipping. Packaging can occur at the rice processing plant or at the destination site after bulk shipment. Transportation costs associated with bulk shipments are typically less costly than those of packaged rice.

Brands and Markets

The Company is one of the largest competitors in the global market for rice. In 1994, ARI marketed over 3.8% of all rice traded worldwide and approximately 10% of all rice marketed and consumed within the United States. ARI competes in all major rice importing regions in the world including the Caribbean, Latin America, Middle East and Asia as well as in domestic regions, which ARI defines as the United States, Canada and the Bahamas. ARI's domestic and export branded rice has accounted for approximately 70% of its gross profits.

In fiscal 1995, ARI marketed rice in 44 foreign countries with no foreign country accounting for more than 14% of net sales. The Company plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of net sales of ARI during the past three years:

                                            Year ended March 31,
                                  -------------------------------------
                                     1993          1994          1995
                                  ---------     ---------     ---------
                                              (in thousands)
   United States and Canada         $77,199      $102,624      $129,271

   Export Sales:
     Middle East                     46,209        89,782        91,449
     Caribbean, Mexico, and
       South America                 32,744        38,935        84,806
     Asia                               670        42,838        49,963
     Europe                          10,593         6,260        13,632
     Africa                           2,114         4,012         3,864
     Other                               88            13            65
                                  ---------     ---------     ---------
   Total Export Sales                92,418       181,840       243,779
                                  ---------     ---------     ---------
   Total Sales                     $169,617      $284,464      $373,050
                                  =========     =========     =========

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion concerning export sales for ARI.

The Company's sales to foreign customers are priced in U.S. dollars and payable, with the exception of a few long standing well established accounts that are not material, by documentary letters of credit that are confirmed by major banks before shipments are effected. Consequently, ARI's exposure to foreign currency fluctuations is not material.

United States and Canada. ARI's domestic sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. The United States and Canada together provided 35% and 29% of net sales and gross profits, respectively, in fiscal 1995. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. This focused strategy allows ARI to maximize sales and achieve prominence as a branded supplier while minimizing selling, general and administrative expenses.

The Company is the second largest seller by tonnage of retail branded long grain white rice products in the United States with a market share of approximately 16%. Domestic long grain white rice is the largest retail market category of rice, representing approximately 35% of all retail rice sales, and is the fastest major growing segment of the U.S. rice market, having grown 4% in 1994.

ARI's long grain rice brands have attained the number one or number two market share in many of the regions in which they compete including Comet(R) in North Carolina, Blue Ribbon(R) in South Carolina, Adolphus(R) in Texas, Comet(R) in California, Texas and the Southeast and AA(R) in California.

Certain ethnic groups represent some of the fastest growing segments of the rice business in the United States. Management believes that ARI's AA(R) is the leading brand of long grain rice among Asian-Americans and dominates sales in the western region of the United States and certain other regions having large Asian-American populations. Other ARI brands have strong consumer acceptance with Hispanic-Americans in the Southwest. ARI's D'Aqui(TM) and Cinta Azul(R) brands represent approximately 15% of the Puerto Rican retail rice market. Puerto Rico consumes approximately 6% of the retail rice sold in the United States and its territories and has a per capita consumption that is more than five times the United States average.

In addition to its own branded retail products, ARI supplies long grain white and parboiled rice, instant rice, rice mixes, brown rice and other rice products to a full range of private label resellers including five of the top fifteen supermarket chains in the United States and Canada as well as other food retailers. ARI expanded its production capacity and marketing of rice flour, bran and instant rice products to customers in the bakery and specialty food industries in 1992. Management believes that the proportion of special product sales to total sales will increase due to increased awareness by food producers and consumers of the health benefits of rice.

Middle East. The Middle East accounted for 25% of both net sales and gross profits in fiscal 1995. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 700,000 metric tons, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint(R) brand is considered to be one of the best recognized food products in Saudi Arabia and dominates all U.S. grown rice imports and has accounted for over 60% of all rice imported from the United States in each of the last 16 years. Overall, Abu Bint(R) is the number one brand with a market share of 16% of the total Saudi Arabian market, three times larger than that of its closest competitor.

Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In October 1994, ARI entered into an agreement with Rice Milling and Trading, Ltd., Inc. ("RMT"), an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack Abu Bint(R) on an exclusive basis and under strict ARI quality supervision. By shipping rice in bulk to RMT, ARI will reduce vessel loading and freight costs. ARI believes that this service agreement with RMT will reduce costs and improve gross profit and market competitiveness, and will also provide even better customer service and product freshness. Market shipments under this agreement will begin in June 1995.

Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors. No single customer accounts for more than 5% of ARI's total net sales and the loss of any one of these customers would not have a material adverse effect on ARI.

Historically, ARI has had significant sales in Turkey and Iran. Over the last 24 months, ARI's rice products accounted for 65% of Turkey's rice imports.

Caribbean, Mexico and South America. This region accounted for 23% and 10% of net sales and gross profit, respectively, in fiscal 1995. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet(R), Blue Ribbon(R), and 4 Star(TM) throughout this region, with substantial Company-controlled or owned assets in Jamaica, Haiti and The Netherlands Antilles.

The Company is the largest processor and marketer of rice to Haiti, one of the seven largest importers of U.S. grown rice, with annual imports in excess of 125,000 metric tons for each of the last five years.

Within Aruba, Bonaire and Curacao, ARI has a long-term exclusive supply, processing and marketing agreement with the Antillean Rice Mill, a local marketing company. ARI ships rice on a cost efficient bulk basis as compared to other more costly methods of shipment. The Antillean Rice Mill markets ARI's Blue Ribbon(R) and Comet(R) labels within this region and has sustained a total market share in excess of 75% in each of the last 10 years.

In Jamaica, ARI's subsidiary, Comet Rice of Jamaica, Ltd., is the second largest processor and one of the largest branded retail and food service marketers in the country.

Asia. Asia accounted for 13% and 31% of net sales and gross profit, respectively, in fiscal 1995. Japan accounted for virtually all of ARI's sales to Asia in fiscal 1994 and fiscal 1995. For the twelve-month period ended July 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the United States. ARI processed and milled approximately 62% of the tonnage from the United States. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially impaired Japan's 1993 rice crop. The poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last 10 harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant in GATT, Japan is contractually obligated to import 379,000 metric tons of rice for the twelve-month period beginning April 1, 1995 increasing to 758,000 metric tons of rice annually by the year 2000. Management believes that the Japanese prefer California grown Calrose variety medium grain rice and that the United States has an excellent opportunity to obtain more than half of these projected Japanese imports. Because ARI has previously developed a reputation for high quality rice and superior service through its prior trade experience with Japanese importers, management believes it will have material involvement in these anticipated Japanese imports.

On July 27, 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam (the "Vietnam Partner") for the purpose of producing white and parboiled rice and related products at rice processing facilities in the Can Tho province of Vietnam. ARI owns 55% of ARI-Vinafood and will be paid a royalty of 3.5% on all export sales from Vietnam by ARI-Vinafood, which has contracted for export quotas to be issued by the Vietnamese government. The quotas will allow annual exports of up to 300,000 metric tons of white rice and 85,000 metric tons of parboiled rice. The term of ARI-Vinafood is 20 years and may be renewed by ARI for an additional 20 years, but ARI's participation in ARI-Vinafood is subject to a buy-out by the Vietnam Partner after the fifth year of operation. ARI-Vinafood began milling and processing operations in December 1994.

ARI's participation in ARI-Vinafood will allow ARI to participate in the world market for Asian origin rice. Asian rice varieties are preferred by many customers in different countries due to a unique taste which is attributed to different amylose or starch content. In addition, because of Asia's geographic proximity to such high rice consumption markets as China and Indonesia, ARI's participation in ARI-Vinafood will give it a freight cost advantage over any Western or European grown rice in those markets.

Commodity Sourcing and Pricing

The Company's market and source diversity enhances its ability to moderate the impact of regional trade imbalances caused by climate and geopolitical factors. ARI is the only marketer of rice in the world with growing sources and milling capacity in each of the major rice producing regions of the United States as well as overseas. As a result, the Company utilizes a variety of rice products grown in the United States and is able to take advantage of regional cost and supply availabilities. Each of ARI's milling facilities are strategically located to minimize shipping costs and maximize the convenience to the customer enabling ARI to capitalize on marketing opportunities as they develop around the world.

ARI buys rough rice from a variety of farm sources. A large portion of these rough rice purchases are made under pre-harvest agreements. Pre-harvest agreements generally provide for delivery of rough rice from specified acreage at a price per hundredweight determined by the terms of the agreements. Generally, the price per hundredweight is determined based on local market conditions occurring between the time of harvest and on or after delivery to the buyers. For crop year 1993, ARI had pre-harvest agreements to purchase approximately 5.8 million hundredweight of rough rice in the Southern rice states and approximately 3.6 million hundredweight from farmers in California, which represented 43.7% and 36.0% of ARI purchases, respectively, for the crop year in each such region. ARI also obtains domestic rough rice through competitive bidding in all rice producing states, with California and Texas providing approximately 43.1% and 13.1%, respectively, of ARI's total rough rice purchased in crop year 1993. No single supplier of rough rice provides more than 5% of ARI's rough rice purchases. In addition to purchasing domestic rough rice, ARI obtains milled rice from other U.S. and foreign rice suppliers on an as needed basis.

The Chicago Board of Trade maintains a futures and options market in rough rice. ARI from time to time buys and sells futures and options contracts as a mechanism to manage a portion of its rough rice requirements. Gains or losses, if any, are recognized in the period that the market value of the futures contract changes. Rice futures transactions represent a volume of less than 2% of ARI's 1994 sales tonnage.

The Company sources rice from a variety of locations, including five of the six significant U.S. rice growing states; Texas, Louisiana, Mississippi, Arkansas, and California.

Southern Facilities. ARI operates two rice processing facilities in the Southern rice growing region of the United States. ARI's rice processing facility located in Freeport, Texas (the "Freeport Facility") is a 20-acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly at the facility. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. Unlike many rice processing facilities, the Freeport Facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

During fiscal 1994 and fiscal 1995, ARI invested approximately $1.5 million to upgrade the Freeport Facility. ARI installed state-of-the-art equipment which increased the production capacity of the mill by approximately 1.2 million hundredweight per year and also substantially reduced ARI's production cost per hundredweight.

ARI also operates a rice processing facility in Stuttgart, Arkansas (the "Stuttgart Facility") that has an annual rough rice milling capacity of over 200,000 metric tons. The Stuttgart Facility is located in the largest rice producing region in the United States and provides flexibility in scheduling rice shipments from the larger Freeport Facility by absorbing capacity overflow. The facility also generates drying and storage sales and is a delivery point for rice sold on the Chicago Board of Trade.

California Facilities. ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell Facility is the largest capacity single rice mill operating in California. The Biggs, California facility (the "Biggs Facility"), which was leased by Comet in 1991, is an older milling facility that provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell Facility and the Biggs Facility exceeds the multi-mill capacities of ARI's largest California competitors.

Other Facilities. ARI also operates packaging facilities in Kingston, Jamaica and Port-au-Prince, Haiti that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI recently formed BargeCarib, Inc. to acquire an ocean-going barge to service the Caribbean area facilities primarily from the Freeport Facility. The barge acquisition is scheduled to be completed on June 30, 1995.

These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.

Competition

Competition is based upon brand name recognition, quality, product availability, product innovation and price. On a global basis, ARI competes with approximately 16 entities that together trade or market over 50% of world trade in rice. These competitors are from the United States and other exporting countries such as Thailand, Pakistan and Vietnam. The Company's U.S. competitors in the domestic and export milled rice markets include Riviana Foods Inc., Riceland Foods, Inc., Producers Rice Mills, Inc., Continental Grain Company, Cargill Inc. and Farmers Rice Cooperative. There are other competitors in certain specialized marketing areas, such as Mars, Inc. (Uncle Ben's), Philip Morris Companies, Inc. (Minute) and the Quaker Oats Company (Rice-a-Roni) who typically have greater financial and other resources than the Company and may devote substantially greater resources to increase the amount of direct competition with the Company. Management estimates that no single competitor has more than 6.0% global market share while ARI's estimated share of the global market is 3.8%.

Within the United States, competition exists both for procuring and processing rough rice, and for marketing milled rice products. Competitors in the rice milling business include both private commercial mills, such as ARI, and mills operated by agricultural cooperatives. ARI's principal competitors in milling are Riceland Foods, Inc., Farmers Rice Cooperative and Cargill Inc. with estimated shares of operating domestic milling capacity of 19%, 8% and 7%, respectively. ARI's share of estimated operating domestic milling capacity is 20%.

Domestic competitors of ARI in the marketing of retail branded milled rice on a national basis principally consist of Riviana Foods Inc. and Riceland Foods, Inc., and, in the food service markets, Farmers Rice Cooperative. According to syndicated market data, no company currently controls more than 25% of the domestic branded markets. There are a number of small regional competitors in the branded segment of the rice industry and approximately 15 to 20 rice millers who compete in the commodity rice markets.

Brand Names and Trademarks

Because consumer recognition of branded products adds significant value to basic commodities such as rice, the Company's trademarks, copyrights and brand names are important to its business. The trademarks, copyrights and brand names used by ARI are registered in the countries in which they are used and have varying renewal dates. ARI believes that such registrations are currently adequate to protect the rights to use of the trademarks, copyrights and brand names significant to the business of ARI.

Regulation

Although ARI is not involved in rice farming, certain government regulations affecting U.S. rice farmers have an impact on ARI's cost of rough rice. Approximately 98% of U.S. rice is grown under a U.S.D.A. price support and acreage control program under the Food, Agriculture, Conservation and Trade Act of 1990 ("Farm Bill"), which provides price support and production adjustments for rice producers.

The minimum target price for rice is currently set by the U.S.D.A. at $10.71 per hundredweight. When the world market price of rice declines below the minimum target price, rice growers participating in the program are entitled to receive deficiency payments from the U.S.D.A. To participate in the program, producers must comply with any acreage reduction program announced by the Secretary of Agriculture. The amount of acreage controlled or restricted is reviewed annually by the U.S.D.A. and is determined by projecting ending rice inventories as a percentage of historical domestic and export usage.

The United States Congress is currently considering legislation to extend, amend or replace the Farm Bill, which is effective through the crop year ending July 31, 1996. There can be no assurance that the currently favorable provisions of such legislation will be extended into future periods or will not be amended due to budgeting or other governmental constraints. Proposals to significantly limit or eliminate altogether federal farm price support programs have been introduced in the United States Congress and if such legislation is enacted, there could be a significant impact on the supply and price of U.S. grown rice. Management believes that, should such a change occur, any adverse effect would be of limited duration because (i) domestic prices would adjust to a point of economic equilibrium with imports, which would justify adequate production by U.S. growers using alternate or fallow acreage and employing additional economies of scale and (ii) any shortage of U.S. grown rice due to termination of price supports could be offset by imports from other countries using ARI's cost efficient bulk handling equipment at the Freeport Facility located on a deep water port and ARI's strategically located packaging facilities.

Employees

At March 31, 1995, the Company had 546 employees in domestic operations and approximately 600 employees in foreign operations. The Company is not a party to any collective bargaining agreements. There have been no significant labor disputes in the past several years and the Company considers its employee relations to be excellent.

Environmental Matters

ARI is subject to various federal, state and local environmental laws and regulations governing, among other things, air quality, water quality and the generation, use and disposal of materials related to plant operations and the processing, storage and shipment of rice. ARI believes it is in substantial compliance with all existing laws and regulations and has obtained or applied for the necessary permits to conduct its business and is in substantial compliance with all existing laws and regulations with respect to those of its properties held for sale. To date, and in management's belief for the foreseeable future, compliance with applicable environmental laws has not had and will not have a material adverse effect on ARI's financial or competitive positions.

Item 2.   Properties.
- -------   -----------

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                                                          Owned or Leased
                                             Type of     Floor Space        Expiration
              Location                      Facility    Square Footage     Date of Lease
- ------------------------------------    --------------- --------------  ------------------
Administrative Offices:
 Houston, Texas                          Office               46,400      Leased 1997
 Los Angeles, California                 Office                4,000      Leased 1996
Warehousing, Processing and Shipping:
 Freeport, Texas                         Plant/Warehouse     272,400      Leased 2022
 Stuttgart, Arkansas                     Plant/Warehouse     142,900      Owned
 Maxwell, California (1)                 Plant/Warehouse     261,000      Owned and leased
                                                                            2004
 Biggs, California                       Plant/Warehouse      95,000      Leased 1996
 Laffiteau, Haiti                        Plant/Warehouse      30,024      Leased 2001
 Spanish Town, Jamaica                   Plant/Warehouse      29,000      Leased 1998
 Can Tho, Vietnam (2)                    Plant/Warehouse   1,300,000      Leased 2014


(1)Most of the storage facilities and approximately half of the land is leased.

(2)Subject to an option to purchase by the Vietnam Partner commencing 1999.

All properties owned or leased by the Company are maintained in good repair, and management believes them to be adequate for their respective purposes. All machinery and equipment are considered to be in sound and efficient operating condition.

Item 3.    Legal Proceedings.
- -------    ------------------
The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matter noted below. Management believes that the resolution of such legal proceedings, including the matter noted below, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI.

The U.S.D.A. has conducted a series of investigations of several companies, including Comet, concerning alleged abuses of federal regulations governing U.S. government guarantees of payments on shipments of agricultural products to Iraq. The current investigation, which began in February 1994 is continuing as a joint investigation with the Department of Justice. In connection with its sales of rice to Iraq prior to the August 1990 embargo, Comet is alleged to have failed to adequately apprise the U.S.D.A. that Comet included foreign bagging of rice as a contract cost in certain financing guaranteed by the U.S. government. A regulation specifying that foreign bagging may not be included as a financed contract cost in such financing was not passed until June 1991, a year after Comet's last shipment to Iraq. The Company is cooperating with the investigation; there have been no civil enforcement actions and no indictments or charges have been filed against ARI or any of its affiliates or agents concerning such allegations. Management does not believe that any laws were violated or that ARI or any of its affiliates or agents will be subject to liability.

Item 4.    Submission of Matters to a Vote of Security Holders.
- -------    ----------------------------------------------------
           None

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
- -------   --------------------------------------------------------------
          Matters.
          --------

The shares of ARI Common Stock, $1.00 par value ("ARI Common Stock"), are traded on the automated quotation system of the National Associaion of Securities Dealers ("NASDAQ") "Small Capitalization Market" under the symbol "RICE". The high and low trade prices per share of the ARI Common Stock for each quarter during the period commencing April 1, 1993 through March 31, 1995, are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of common and preferred stock. Trading on the new basis commenced on September 8, 1994. ARI Common Stock per share prices in the following table prior to September 8, 1994 have been adjusted to reflect the reverse stock split.

                                                   High Trade       Low Trade
                                                     Prices           Prices
                                                   ----------       ---------
Fiscal Year 1994
- ----------------
Quarter Ended June 30, 1993                       $  3.75              $1.09
Quarter Ended September 30, 1993                     3.13               1.72
Quarter Ended December 31, 1993                      8.75               1.88
Quarter Ended March 31, 1994                         7.50               2.50

Fiscal Year 1995
- ----------------
Quarter Ended June 30, 1994                          5.31               1.88
Quarter Ended September 30, 1994                     4.25               2.75
Quarter Ended December 31, 1994                      3.75               1.00
Quarter Ended March 31, 1995                         3.13               1.25

ARI has not paid any dividends with respect to the ARI Common Stock. No dividends can be paid without the consent of ARI's lenders and current loan agreements prohibit payment of dividends. There were 4,291 holders of record of the ARI Common Stock on June 13, 1995.

On September 15, 1993, NASDAQ delisted ARI's common stock for failure to file timely the Form 10-Q report for the quarter ended June 30, 1993. Subsequently, ARI was approved to be listed for trading on the "OTC Bulletin Board" and is now listed on the NASDAQ "Small Capitalization" market.

Item 6   Selected Financial Data.
- ------   -----------------------

The following table sets forth selected historical consolidated financial data of the Company for the years ended March 31, 1991 to 1995, and for American Rice, Inc. prior to the Acquisition ("Pre-Acquisition ARI") for the years ended March 31, 1991 to 1993 and the period from April 1, 1993 to May 26, 1993. The selected historical consolidated financial data are derived from the audited financial statements of the Company and of Pre-Acquisition ARI, except for the period from April 1, 1993 to May 26, 1993, which are unaudited. The unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period, all of which are of a normal, recurring nature. The Acquisition on May 26, 1993 was accounted for as a purchase by Comet of stock in Pre-Acquisition ARI in exchange for all of the operating assets and liabilities of Comet, following which purchase Comet distributed its equity interest in ARI to ERLY. As a result, the Company's historical consolidated financial data prior to the Acquisition reflects the historical operations of Comet rather than Pre-Acquisition ARI. The Company's audited financial statements for the years ended March 31, 1991 to 1993 and the period from April 1, 1993 to May 26, 1993, included in the audited financial statements for the year ended March 31, 1994, represent the results of the Company, including the Company's share of Pre-Acquisition ARI results, using the equity method due to the Company's 48% interest in Pre-Acquisition ARI prior to the Acquisition. For all periods after May 26, 1993, the Company's Consolidated Financial Statements include the results of Pre-Acquisition ARI and Comet. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Form 10-K.

                                                   Year Ended March 31,
                                 ---------------------------------------------------------
                                    1991        1992        1993        1994        1995
                                 ---------   ---------   ---------   ---------   ---------
                                           (in thousands, except per share and per
                                                     hundredweight data)
Operating Data:
 Net sales                        $218,919    $214,090    $169,617    $284,464    $373,050
 Gross profit                       17,767      11,684       8,363      36,418      40,814
 Selling, general and
   administrative expenses           7,646       8,419      10,779      21,497      23,235
 Earnings (loss) before
   extraordinary items                 716      (5,638)    (11,265)      3,465       3,913
 Primary earnings (loss) per
    share before extraordinary
    items (2)                            -           -           -        (.45)       (.83)

Other Financial Data:
 Gross profit margin                   8.1%       5.5%         4.9%       12.8%       10.9%
 Depreciation and
   amortization (3)                 $2,843      $2,638      $1,813      $3,822      $4,250
 Capital expenditures                2,923         772       2,651       2,844       3,562
 Hundredweight of rice sold         15,114      14,463      12,918      17,114      22,304
 Net sales per hundredweight        $14.48      $14.80      $13.13      $16.62      $16.73

Balance Sheet Data:
 Cash                               $1,991      $1,057      $2,740      $1,721      $1,864
 Current assets                     76,661      76,335      32,681      86,448      89,736
 Total assets                      143,102     124,602      74,325     175,070     177,500
 Total debt                         88,709      81,160      47,953      95,084      89,237
 Total stockholders' equity         25,596      19,304      12,699      40,299      44,212

<CAPTON>
                                                  Pre-Acquisition ARI (1)
                                   -------------------------------------------------------
                                        Year Ended March 31,              Period From
                                   ---------------------------------     April 1, 1993 to
                                     1991        1992        1993         May 26, 1993
                                   ---------   ---------   ---------     ----------------
                                  (in thousands, except per hundredweight data)
Operating Data:
 Net sales                          $198,462    $176,201    $176,619          $27,025
 Gross profit                         15,023      13,982      24,580            4,243
 Selling, general and
   administrative expenses            14,776      13,104      14,163            2,380
 Earnings (loss) before
   extraordinary items                (5,777)     (5,432)      3,250              888

Other Financial Data:
 Gross profit margin                     7.6%        7.9%       13.9%            15.7%
 Depreciation and amortization (3)    $3,365      $3,130      $3,070             $493
 Capital expenditures                    830         517         762               31
 Hundredweight of rice sold           14,058      12,026      12,645            1,361
 Net sales per hundredweight          $14.12      $14.65      $13.97           $19.86

Balance Sheet Data:
 Cash                                 $3,864      $1,251      $1,926
 Current assets                       44,916      36,983      46,050
 Total assets                        105,957      95,515     102,178
 Total debt                           65,300      67,196      64,116
 Total stockholders' equity           18,633      13,201      16,451

(1)On May 26, 1993, the Company consummated the Acquisition, which was accounted for as a purchase of ARI by Comet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Company's Consolidated Financial Statements.

(2)Represents earnings (loss) per share before extraordinary items applicable to common stock after preferred stock dividend requirements. Earnings per share are not presented for the years ended March 31, 1991 to 1993 because the data presented is that of Comet, which was a wholly-owned subsidiary of ERLY.

(3)Excludes amortization of deferred financing costs included in interest expense.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------   --------------------------------------------------------------
         Results of Operations.
         ---------------------

The following discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Form 10-K.

Overview

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which historically account for approximately 70% of the Company's gross profit and 60% of the Company's net sales, is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products, which accounts for approximately 30% of the Company's gross profit and 40% of net sales is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years. An example of this occurred in late 1993 when rough rice prices approximately doubled as a result of shortages caused by poor weather conditions in Japan and the entry of Japan into the world market as a net importer of rice. Following this significant price increase, prices then fell from January 1994 to July 1994 by approximately 50% to September 1993 levels as supplies of rice in that country improved and world markets stabilized.

The Company generally benefited from the price variability experienced in the 1993 to 1994 period because the Company was able to increase sales prices in some markets, the Company was able to sell rice inventories acquired at lower prices at increased sales prices, and the Company participated in the Japanese business through its California facilities. In general, management believes that it is insulated from many of the effects of rough rice price fluctuations for the following reasons: (i) the Company's net sales are proportionately weighted toward the relatively higher margin branded products, (ii) approximately one-half of the Company's rough rice purchases, excluding rough rice milled under contract for others, are made as spot market purchases and matched against commodity orders at prices providing a favorable margin to costs, (iii) the Company's high rice inventory turnover rate of approximately five times per year reduces the Company's exposure to seasonal price fluctuations, and (iv) the Company's diversity of rice sources and rice customers increases the ability of the Company to take advantage of supply and demand imbalances.

Acquisition Accounting

Comet acquired a 48% voting interest in ARI on April 29, 1988 and an additional 33% voting interest as a result of the Acquisition on May 26, 1993, which was accounted for as a purchase by Comet of ARI. Because Comet was the acquirer in the Acquisition for accounting purposes, the financial data presented for periods prior to May 26, 1993 reflect only the operations of Comet. Operating results after May 26, 1993, reflect 10 months of combined operations in fiscal 1994 and 12 months of combined operations in fiscal 1995.

Results of Operations

Year Ended March 31, 1995 Compared with the Year Ended March 31, 1994

Net Sales. The Company's net sales increased $88.6 million, or 31.1%, from $284.5 million in fiscal 1994 to $373.1 million in fiscal 1995. Export sales increased by $61.9 million while domestic sales increased by $26.7 million. Export sales improved primarily due to higher volume which increased by approximately eight million equivalent rough rice hundredweight. Approximately 74% of this increase resulted from sales to the Caribbean, Mexico and South America with the remaining improvements coming from the Asian and European markets. Domestic sales benefited from higher average sales prices which increased 14.5% primarily due to higher value-added retail sales from ARI's existing customer base.

Gross Profit. Gross profit increased $4.4 million, or 12.1%, from $36.4 million in fiscal 1994 to $40.8 million in fiscal 1995, primarily due to higher sales volume, partially offset by lower gross profit per hundredweight sold. As a percentage of net sales, gross profit decreased from 12.8% in fiscal 1994 to 10.9% in fiscal 1995 as a result of reduced prices when Japanese demand abated while the average cost of rough rice milled for markets in the United States, the Caribbean, Mexico and South America increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 8.1%, from $21.5 million in fiscal 1994 to $23.2 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses declined from 7.6% in fiscal 1994 to 6.2% in fiscal 1995 due to greater net sales without corresponding increases in fixed selling and administrative expenses.

Interest Expense. Despite lower average balances outstanding, interest expense increased $2.5 million, or 24.9%, from fiscal 1994 to fiscal 1995 due to higher average effective interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs and other expenses directly associated with the Company's debt

Year Ended March 31, 1994 Compared with the Year Ended March 31, 1993

Net Sales. Net sales improved $114.9 million, or 67.7%, from $169.6 million in fiscal 1993 to $284.5 million in fiscal 1994. Of this increase, $89.4 million resulted from increased export sales and $25.5 million from increased domestic sales. As a result of the Acquisition, 10 months of ARI sales were combined with Comet in fiscal 1994 while fiscal 1993 included only Comet sales. Export sales increased due to higher volume and higher average prices. Total export sales volume in hundredweight in fiscal 1994 increased approximately 58.6% and accounted for $54.1 million of the increase while increases in average prices of 24% accounted for $35.3 million. Average price increases were caused by increases in the proportion of branded products as a result of the Acquisition and volume increases resulted from exports by CVI and exports to Japan and Haiti. CVI's total net sales more than tripled in fiscal 1994 to $10.1 million due to increases in customer demand for rice products with more exacting specifications. Domestic sales increased primarily due to increases in rough rice sales of $2.0 million and an increase in the average price of domestic milled rice of 28.0% due to higher margin sales to an expanded customer base resulting from the Acquisition.

Gross Profit. Gross profit improved $28.0 million, or 335.5%, from $8.4 million in fiscal 1993 to $36.4 million in fiscal 1994. As a percentage of net sales, gross profit increased from 4.9% in fiscal 1993 to 12.8% in fiscal 1994. This increase in gross profit was primarily a result of additional sales to customers acquired in the Acquisition, and additional domestic and export sales. Exports to Japan from the Maxwell Facility contributed to significant gross profit increases, and the CVI, Haiti and Puerto Rico subsidiaries also reported significant improvements in gross profits. The increase in gross profit as a percentage of net sales was primarily due to higher value-added sales in the U.S. and Middle East markets resulting from an expanded customer base due to the Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.7 million, or 99.4%, from $10.8 million in fiscal 1993 to $21.5 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses increased from 6.4% in fiscal 1993 to 7.6% in fiscal 1994. This increase was primarily due to advertising and selling expenses associated with greater sales of higher margin branded products.

Interest Expense. Interest expense increased $4.7 million, or 88.9%, from fiscal 1993 to fiscal 1994 due to higher average rates and balances. Interest expense in fiscal 1994 includes amortization of capitalized debt issuance costs and other expenses directly associated with the Company's debt.

Liquidity and Capital Resources

The Company requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, the Company has financed both working capital and capital expenditure requirements through internally generated funds and by funds provided by a line of credit. In fiscal 1995, the Company generated cash of approximately $9.5 million from its operating activities primarily as a result of earnings and a decrease in inventories, partially offset by an increase in accounts receivable. The Company had a net cash outflow of approximately $3.5 million from its investing activities in fiscal 1995 principally for capital expenditures. The Company also had a net cash outflow of approximately $5.9 million from its financing activities relating to principal repayments under its credit facilities.

Capital expenditures in fiscal 1995 were approximately $3.6 million and are expected to average approximately $2.5 million per year from fiscal 1996 to fiscal 2000 to maintain the existing level of operations. Management believes this level of annual capital expenditures is reasonable given the extended life of machinery and equipment used for the processing and milling of rice.

The Company intends to satisfy its future capital expenditure and working capital requirements primarily with cash flow from operations and from funds available under its existing revolving line of credit. Management believes that cash flow from operations and the line of credit will provide sufficient liquidity to enable it to meet its currently foreseeable working capital and capital expenditure requirements.

The Company's Board of Directors has adopted a resolution authorizing management to sell 39 acres of land in Houston, Texas. The proceeds of any such sale are required by the terms of ARI's debt agreements to be used to reduce debt. Management believes that the net realizable value of this property exceeds its current carrying value of $18.3 million.

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

During the year ended March 31, 1995, ARI's maximum borrowing under its $47.5 million line of credit was $33.8 million, and the average balance outstanding was approximately $23.1 million. At April 2, 1995, the borrowing base under the line of credit was $41.9 million. ARI intends to refinance the existing revolving line of credit in the next twelve months either by renewing the line with the existing lender or seeking a new revolving line of credit from a new lender.

In fiscal 1997, approximately $17.8 million of the term debt is due to be repaid. To provide for repayment of this debt as well as to provide for a reduction in borrowing costs of long-term debt, management is exploring various options to refinance the term debt.

ARI's Preferred B and C stock carries annual, cumulative, non-participating dividends of approximately $5.2 million and $750 thousand, respectively. No dividends have been declared or paid as of March 31, 1995. As of March 31, 1995, the Preferred B dividend accumulated, but not declared, is $9.5 million and the Preferred C dividend accumulated, but not declared is $1.4 million.


Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

The Financial Statements and Supplementary Data are included herein beginning on Page F - 1.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
- --------  ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None

                              PART III


Item 10.      Directors and Executive Officers of the Registrant.
- --------      ---------------------------------------------------

Executive Officers and Directors

The following table sets forth information with respect to each of the executive officers and directors of ARI:


                                 Years of
            Name          Age    Service(1)               Functions Performed
- -----------------------  ----   ----------   ---------------------------------------------
Executive Officers:
  Gerald D. Murphy        67        31        Chairman of the Board of Directors
  Douglas A. Murphy       39        13        President, Chief Executive Officer and Director
  Richard N. McCombs      49        11        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  Lee Adams               54        28        Senior Vice President of International Marketing
  Bill J. McFarland       58        20        Senior Vice President and President of Comet
                                                American Marketing Division
  John S. Poole           49        25        Senior Vice President and President of Comet
                                                Rice Division
  C. Bronson Schultz      53        21        Vice President of Finance and Data Processing
  Joseph E. Westover      50        18        Vice President and Controller

Directors:
  Gerald D. Murphy        67        31        Chairman of the Board of Directors
  Douglas A. Murphy       39        13        President, Chief Executive Officer and Director
  Richard N. McCombs      49        11        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  S.C. Bain, Jr.          46         7        Director
  William H. Burgess      78        19        Director
  John M. Howland         47        12        Director
  George E. Prchal        52        13        Director


(1)Years with ARI, including past or currently affiliated companies.

Gerald D. Murphy has served as Chairman of the Board of the Company since October 1993 and as a director since 1988. He served as Chairman and Chief Executive Officer of Comet from 1986 until the Acquisition in 1993 and has served as President, Chief Executive Officer and Chairman of the Board of ERLY since 1964. He also serves as a director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation. He previously served as a director of Wynn's International, Inc. and Sizzler Restaurants International, Inc.

Douglas A. Murphy has served as President of the Company since June 1993 and as a director since 1990. He was President of Comet American Marketing, now a division of ARI, from 1986 to 1990 and has served in various other capacities with Comet since 1982. He has served as President and as a director of ERLY since 1990. He is also a director advisor of Compass Bank Houston.

Richard N. McCombs has served as Executive Vice President of Finance and Administration; Treasurer, Secretary and a director of the Company since 1993. In addition, he has served as Managing Director of the ARI-Vinafood joint venture since September 1994 and as Vice President and Chief Financial Officer of ERLY since 1990.

Lee Adams has served as Senior Vice President of International Marketing of ARI since June 1993. In addition, he served as Group Vice President of International Marketing of Pre-Acquisition ARI from October 1987 to June 1993. He served in various capacities with the ARI Cooperative from 1975 until its dissolution in 1991 and in various capacities with Comet from 1963 until 1972.

Bill J. McFarland has served as Senior Vice President of ARI and President of the Comet American Marketing division of ARI since 1993. Mr. McFarland has served as a director of ERLY since 1986 and Vice President of ERLY since 1976. He served as President of ERLY Food Group from 1990 to 1993 and as President of Early California Foods Inc., a division of ERLY, and in various other capacities with ERLY from 1972 to 1990.

John S. Poole has served as Senior Vice President and President of the Comet Rice Division of ARI since June 1993 and served as President of Comet from August 1990 until its liquidation after the Acquisition. He served in various capacities with Comet from 1970 to 1990.

C. Bronson Schultz has served as Vice President of Finance and Data Processing of ARI since January 1994. He served as Vice President and Chief Financial Officer of ERLY Juice Inc. from 1988 through 1993, as Vice President of Finance of Comet from 1974 to 1986 and as Vice-President of Finance of CAM from 1986 to 1988.

Joseph E. Westover has served as Vice President and Controller of ARI since January 1994. From 1983 through 1993, he served as Assistant Vice President of Finance with ARI and the ARI Cooperative and from 1977 to 1983 in various positions with the ARI Cooperative.

S.C. Bain, Jr. has served as a director of ARI since 1987. He has served as President of Bain, Inc., a farming corporation, since 1985 and has been a partner at Bain Farms since April 1988.

William H. Burgess has been a director of ARI since 1988 and a director of ERLY since 1976. In addition, he has been a private business consultant and the Chairman of CMS Digital, Inc., a privately held company since 1986. From 1978 to 1986 Mr. Burgess was Chairman of International Controls Corp., an internationally diversified manufacturing company.

John M. Howland has served as a director of ARI since June 1993 and a consultant to ARI since October 1993. He served as Chairman of the Board of Directors from June 1993 until October 1993 when he resigned to become

President and Chief Executive Officer of Rice Milling and Trading Ltd., Inc., a foreign corporation in the business of rice trading and processing. He served as Chairman of the Board and the Chief Executive Officer and President of Pre-Acquisition ARI from its inception in 1988 until June 1993 and served in various capacities with the ARI Cooperative from 1983 until its dissolution in 1991.

George E. Prchal has served as a director of ARI since June 1993 and a consultant to ARI since October 1993 and is presently the Executive Vice President of Rice Milling and Trading Ltd., Inc. He served as Executive Vice President of ARI from August 1988 to October 1993 and in various capacities with the ARI Cooperative from February 1986 until its dissolution in 1991. From July 1982 to February 1986 he served as Vice President of Marketing and Sales and then as President of Comet.

Item 11.      Executive Compensation.
- --------      -----------------------

Pursuant to General Instruction G(3), information concerning executive compensation is incorporated by reference from ARI's Proxy Statement to be filed pursuant to Regulation 14A.


Item 12.      Security Ownership of Certain Beneficial Owners and Management.
- --------      ---------------------------------------------------------------

Pursuant to General Instruction G(3), information concerning security ownership of certain beneficial owners and management is incorporated by reference from ARI's Proxy Statement to be filed pursuant to Regulation 14A.


Item 13.      Certain Relationships and Related Transactions.
- --------      -----------------------------------------------

Pursuant to General Instruction G(3), information concerning certain relationships and related transactions is incorporated by reference from ARI's Proxy Statement to be filed pursuant to Regulation 14A

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------   -----------------------------------------------------------------

(a)  1. Consolidated Financial Statements                             Page
        ---------------------------------                            ------
           Independent Auditors' Report.............................  F - 1

           Consolidated Balance Sheets - March 31, 1995 and 1994 ...  F - 2

           Consolidated Statements of Operations - Years Ended
           March 31, 1995, 1994 and 1993 ...........................  F - 4

           Consolidated Statements of Cash Flows - Years
           Ended March 31, 1995, 1994 and 1993 .....................  F - 6

           Consolidated Statements of Stockholders' Equity -
           Years Ended March 31, 1995, 1994 and 1993 ...............  F - 8

           Notes to Consolidated Financial Statements ..............  F - 9

     2. Financial Statement Schedules
        -----------------------------
           Schedule II - Valuation and Qualifying Accounts.........   S - 1

           All other schedules are omitted because they are not applicable.

     3. Exhibits
        --------

          3.1  -  Articles of Incorporation of ARI, as amended (1)

          3.2  -  Bylaws of ARI, as amended (1)

          4.1 - Forms of Stock Certificate of ARI representing the Common Stock and the Preferred Stock (1)

          4.2  -  Articles of Incorporation of ARI, as amended (1)

          4.3  -  Bylaws of ARI, as amended (1)

          4.6 - Loan Agreement dated December 1, 1985, between Brazos Harbor Industrial Development Corporation and Predecessor ARI (1)

          4.7 - Trust Indenture dated December 1,1985, between Brazos Harbor Industrial Development Corporation and Texas Commerce Bank N.A. ("TCB") governing the issuance of Variable Rate Demand Marine Terminal Revenue Bonds (1)

         10.1 - Ground lease dated June 6, 1985, between Brazos River Harbor Navigation District and Predecessor ARI (1)

         10.2 - Lease Agreement dated March 12, 1987, between Friendswood Development Company and Predecessor ARI (1)

         10.3 - Agreement for Construction of Facilities at Freeport, Texas, dated August 1, 1985, between Borton, Incorporated and Predecessor ARI (1)

         10.4 - Forms of Employment Agreement between Predecessor ARI and certain senior officers (1)

         10.15 - Asset Purchase Agreement dated March 23, 1993, as amended between ARI, ERLY and Comet (1)

         10.16 -  Management Agreement dated May 25, 1993, between ERLY and
                  ARI (1)

         10.17 -  Tax Agreement dated May 25, 1993, among ARI, ERLY and
                  Comet (1)

         10.18 - Credit Guarantee Agreement dated March 24, 1993, among ARI, ERLY, the Subsidiary Guarantors and The Chase Manhattan Bank National Association ("Chase") as Administrative Agent(1)

         10.19 -  Warrant Agreement dated May 24, 1993, between Chase and
                  ARI (1)

         10.20 -  Warrant Agreement dated May 24, 1993, between TCB and
                  ARI (1)

         10.21 - Accounts Financing Agreement dated May 24, 1993, between ARI and Congress Financial Corporation (1)

         10.22 - Lease dated October 1, 1974, as amended April 9, 1979, by and between Colusa-Glenn Drier Company and Comet (1)

         11.1  -  Computation of Earnings per Share (2)

         27    -  Financial Data Schedule (2)
 ----------------
   (1) - Previously filed.
   (2) - Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN RICE, INC.
                       ------------------------------
                                (Registrant)

                       By:    Douglas A. Murphy
                       ------------------------------
                        Douglas A. Murphy, President,
                     Chief Executive Officer and Director

                               June 26, 1995
                       ------------------------------
                                  (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
- ---------------------       -----------------------         ------------------

  Douglas A. Murphy            President, Chief                June 26, 1995
- ---------------------        Executive Officer and
  Douglas A. Murphy                Director
                         (principal executive officer)

  Gerald D. Murphy          Chairman of the Board              June 26, 1995
- ----------------------
  Gerald D. Murphy

  John M. Howland                Director                      June 26, 1995
- ---------------------
  John M. Howland

   S. C. Bain, Jr                Director                      June 26, 1995
- ---------------------
   S. C. Bain, Jr.

  William H. Burgess             Director                      June 26, 1995
- ----------------------
  William H. Burgess

   George E. Prchal              Director                      June 26, 1995
- ----------------------
   George E. Prchal

    Signature                        Title                          Date
- ---------------------       -----------------------         ------------------

  Richard N. McCombs         Executive Vice-President          June 26, 1995
- ----------------------       Finance & Administration,
  Richard N. McCombs     Secretary & Treasurer and Director
                           (principal financial officer)

 Joseph E. Westover        Vice-President and Controller       June 26, 1995
- ----------------------     (principal accounting officer)
 Joseph E. Westover

                         INDEPENDENT AUDITORS' REPORT

American Rice, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Rice, Inc. and subsidiaries ("ARI") at March 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1995. Our audits also included the consolidated financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of ARI's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ARI at March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of Notes to Consolidated Financial Statements, in May 1993 ARI consummated a transaction to acquire substantially all the assets and assume all the liabilities of Comet Rice, Inc. ("Comet"), a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY"). After the acquisition, ERLY holds 81 percent of the voting power of ARI's stock. The acquisition has been accounted for as a reverse step acquisition of ARI by Comet.

DELOITTE & TOUCHE LLP

Houston, Texas
May 26, 1995
Page F-1

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Note 1)
(Thousands of Dollars)

March 31                                             1995       1994
 ---------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents                           $1,864     $1,721
  Accounts receivable, net                            33,423     22,222
  Inventories:
    Finished goods                                    17,108     31,935
    Raw materials                                     33,097     26,273
  Prepaid expenses                                       793        606
  Deferred income taxes                                3,451      3,691
                                                   ---------  ---------
    Total current assets                              89,736     86,448


Net assets of Houston properties held for sale        18,767     18,764
Other assets                                          15,710     17,635
Receivable from ERLY                                  11,901     10,499
Property, plant and equipment, net                    41,386     41,724
                                                   ---------  ---------
  Total assets                                      $177,500   $175,070
                                                   =========  =========

Continued on next page

See notes to consolidated financial statement
Page F-2

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Note 1)
(Thousands of Dollars, except per share amounts)

March 31                                             1995       1994
 ---------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $33,937    $32,876
  Accounts payable                                    23,535     23,734
  Accrued expenses                                    10,837      7,558
  Income taxes payable to ERLY                         1,037      1,456
  Current portion of long-term debt                    6,727      6,060
                                                   ---------  ---------
    Total current liabilities                         76,073     71,684

Long-term debt                                        48,573     56,148
Deferred income taxes                                  8,616      6,870
Minority interest                                         26         69
Commitments and contingencies (Note 7)                     -          -
Stockholders' equity (Note 4):
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A-777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778      3,889
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference of
      $14,000                                          2,800     14,000
    Series C- 300,000 shares issued
      and outstanding, liquidation preference of
      $1,500                                             300      1,500
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444     12,219
  Additional paid-in capital                          25,286        -
  Retained earnings       			                       		13,352      9,439
  Cumulative foreign currency translation
    adjustments                                         (748)      (748)
                                                   ---------  ---------
  Total stockholders' equity                          44,212     40,299
                                                   ---------  ---------
    Total liabilities and stockholders' equity      $177,500   $175,070
                                                   =========  =========

See notes to consolidated financial statement
Page F-3

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note 1)
(Thousands of Dollars, except per share amounts)

Years Ended March 31                      1995       1994       1993
 ---------------------------------------------------------------------

Net sales                                $373,050   $284,464   $169,617

Cost of sales                             332,236    248,046    161,254
                                        ---------  ---------  ---------
Gross profit                               40,814     36,418      8,363

Selling, general and
  administrative expenses                  23,235     21,497     10,779
                                        ---------  ---------  ---------

Earnings (loss) from operations            17,579     14,921     (2,416)

Interest expense                           12,344      9,884      5,232
Interest income                              (727)      (818)    (1,753)
Other (income) expense                       (153)       560       (260)
(Earnings) loss on equity investment          -         (426)     1,630
Write-down of plant facility                  -          -        4,000
                                        ---------  ---------  ---------
Earnings (loss) before income taxes
  and extraordinary items                   6,115      5,721    (11,265)

Provision for income taxes                  2,202      2,256        -
                                        ---------  ---------  ---------
Earnings (loss) before
  extraordinary items                       3,913      3,465    (11,265)

Extraordinary items
  Gain on debt restructuring,
    net of income taxes                       -        9,318      4,726
                                        ---------  ---------  ---------
Net earnings (loss)                         3,913     12,783    ($6,539)
                                                              =========
Preferred stock dividend requirements      (5,930)    (4,942)
                                        ---------  ---------
Net earnings (loss) applicable
  to common stock                         ($2,017)    $7,841
                                        =========  =========

Continued on following page

See notes to consolidated financial statement
Page F-4

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note 1)
(Thousands of Dollars, except per share amounts)

Years Ended March 31                      1995       1994
 ----------------------------------------------------------

Primary earnings (loss) per
  applicable common and
  common equivalent share (Note 2):

  Loss before extraordinary item            ($.83)     ($.45)
  Extraordinary item                           -        2.90
                                        ---------  ---------
  Net earnings (loss)                  			  ($.83)     $2.45
                                        =========  =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share (Note 2):

  Earnings (loss) before
     extraordinary item                     ($.83)     $.35
  Extraordinary item                           -       1.15
                                        ---------  ---------
  Net earnings (loss)                       ($.83)    $1.50
                                        =========  =========

See notes to consolidated financial statements
Page F-5

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note 1)
(Thousands of Dollars)
Years Ended March 31                                 1995       1994       1993
 -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                $ 3,913    $12,783    ($6,539)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) in operating
  activities:
    Depreciation                                       3,894      3,621      1,991
    Amortization of debt issue costs and trademarks    2,511      1,462        -
    Loss on sales of property                             48      1,211        -
    Extraordinary items - gain
      on debt restructuring, net of income taxes         -       (9,318)    (4,726)
    (Earnings) loss on equity investment                 -         (426)     1,630
    Write-down of plant facility                         -          -        4,000
    Deferred tax provision                             1,986        651        -
    Provision for loss on accounts receivable            -        3,245      2,400
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                            (11,201)    (2,665)     9,128
      Inventories                                      8,003    (23,712)    19,354
      Prepaid expenses                                  (187)      (706)       424
      Income taxes payable to ERLY                      (419)     1,456        -
      Other assets                                      (679)    (1,572)    (1,162)
      Accounts payable                                  (199)     4,770    (11,890)
      Accrued expenses                                 3,279     (2,642)       937
      Receivable from Parent                          (1,402)      (519)     4,234
                                                   ---------  ---------  ---------
  Net cash provided by (used in)
    operating activities                               9,547    (12,361)    19,781
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (3,562)    (2,844)    (2,651)
  Proceeds from sales of assets                           48      2,923      2,581
  Cash acquired in acquisition of
    American Rice, Inc. 				                         	    -	     12,608        -
                                                   ---------  ---------  ---------
  Net cash provided by (used in)
    investing activities                              (3,514)    12,687        (70)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                 1,061     (7,596)   (14,870)
  Proceeds from issuance of long-term debt               -       65,300        -
  Repayment of long-term debt                         (6,908)   (58,955)    (2,586)
  Increase (decrease) in subordinated debt               -         (106)       303
  Other, net                                             (43)        12       (875)
                                                   ---------  ---------  ---------
 Net cash used in financing activities                (5,890)    (1,345)   (18,028)
                                                   ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       143     (1,019)     1,683
CASH AND CASH EQUIVALENTS:
  Beginning of the period                              1,721      2,740      1,057
                                                   ---------  ---------  ---------
  End of the period                                   $1,864     $1,721     $2,740
                                                   =========  =========  =========

See notes to consolidated financial statements

Page F-6

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
(Note 1)
(Thousands of Dollars)
                                                                Year
                                                                Ended
                                                              March 31,
                                                                1994
 ---------------------------------------------------------------------

Preferred Stock Series B was issued to ERLY                     $14,000
                                                              =========
As part of financing activities, Preferred Stock Series C
  was issued to ARI's former lenders                             $1,500
                                                              =========
As part of financing activities, ERLY issued notes payable
  to ARI's former lenders and the benefit received was
  offset against receivables owed to ARI by ERLY                 $3,000
                                                              =========


See notes to consolidated financial statement
Page F-7

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Note 1)
(Thousands of Dollars)
                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustments  Equity
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1992              -          $10    $13,597     $6,351      ($654)   $19,304

Net loss                           -          -          -       (6,539)       -       (6,539)
Foreign currency
  translation adjustments          -          -          -          -          (66)       (66)
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1993             -           10     13,597       (188)      (720)    12,699

Net earnings                       -          -          -       12,783        -       12,783
Foreign currency
  translation adjustments          -          -          -          -          (28)       (28)
Issue Series C
  Preferred Stock                1,500        -          -       (1,500)       -          -
American Rice, Inc.
  acquisition                   17,889     12,209    (13,597)    (1,656)       -       14,845
                             ---------  ---------  ---------  ---------  ---------  ---------

Balance March 31, 1994          19,389     12,219        -        9,439       (748)    40,299

Reverse stock split (Note 4)   (15,511)    (9,775)    25,286        -          -          -

Net earnings                       -          -          -        3,913        -        3,913
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1995          $3,878     $2,444    $25,286    $13,352      ($748)   $44,212
                             =========  =========  =========  =========  =========  =========

See notes to consolidated financial statements

Page F-8

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

On May 26, 1993, American Rice, Inc. ("ARI") consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet"), other than the ARI capital stock owned by Comet, and assume all of Comet's liabilities (the "Acquisition") in exchange for 14 million shares (before the reverse stock split - see Note 4) of a newly created Series B $1 par value preferred stock. Comet was a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY").

Comet's combined holdings of ARI Common Stock and Series A Preferred Stock, prior to the Acquisition, represented approximately 48 percent of the voting power of the outstanding ARI stock. As a result of the Acquisition, Comet held 81 percent of the combined voting power of ARI stock outstanding after the Acquisition. In connection with the Acquisition, ERLY has succeeded to the ARI stock held by Comet by the liquidation of Comet.

Since ERLY, the sole shareholder of Comet at the time of the Acquisition, owned the larger portion of the voting rights in the surviving corporation, the Acquisition was accounted for as a reverse step acquisition of ARI by ERLY through its subsidiary, Comet, reflecting the change of control which occurred. The fair value of ARI was estimated to be approximately $35 million based upon a valuation study done by an investment banker. The accounting consists of two steps: Step one consists of a recognition by ARI of ERLY's historical cost of its original 48 percent interest. When ERLY purchased 48 percent of ARI in 1988 for $20 million and Comet's 50% interest in Comet American Marketing ("CAM"), the purchase price was greater than 48 percent of ARI's stockholders' equity. ERLY attributed the excess to ARI's 39 acres of land in Houston and thus the excess ($5.2 million) was added to the book value of the Houston property with a corresponding increase in equity. Step two recognizes the acquisition by ERLY of an additional equity interest in ARI of approximately 33 percent, in exchange for substantially all of the assets of Comet and all of Comet's liabilities. ARI's assets and liabilities are valued at fair market value to the extent acquired. The assets and liabilities of Comet have not been revalued in ARI's financial statements.

Because Comet is the acquirer for accounting purposes, the consolidated financial statements presented at March 31, 1993 and for the year ended March 31, 1993 are those of Comet, not ARI. In addition, the operating results for the period April 1, 1993 through the date of the Acquisition, May 26, 1993, are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI. For convenience purposes, unless otherwise specifically indicated, the entity is hereafter referred to as ARI for all periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations - ARI is involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-Page F-9 products), packaging and marketing. These rice products are sold in the international and domestic markets directly by ARI through many distribution channels under a variety of brands. Distribution channels in the international market vary from country to country and include sales to government agencies and commercial importers, as well as through wholesalers and international brokers.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of ARI and its majority-owned subsidiaries and joint ventures. All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less. Borrowings and repayments on revolving notes, payments for income taxes, and payments for interest and financing fees are as follows:

                                             Year ended March 31,
                                    -------------------------------------
                                      1995          1994          1993
                                    ---------     ---------     ---------
   Revolving notes (in millions):
      Borrowings                       $355.3        $289.9          $6.7
      Repayments                        354.2         297.5          21.6

   Payments for interest
      and financing fees (in millions) $  9.2        $  9.8         $ 5.2

   Payments for federal and state
      income taxes (in thousands)      $  635        $  344         $  56

Inventories - Inventories are accounted for by the first-in, first-out cost method (FIFO), or market, if lower.

ARI, from time to time, buys and sells futures and options contracts on rice as an operational tool to manage its inventory position. Gains and losses on contracts that meet defined criteria are recognized upon completion of the transaction, while gains and losses from all other contracts are recognized in the period in which the market value of the contracts change.

Property, Plant, and Equipment - Property, plant, and equipment are stated at cost. Depreciation is provided by the straight-line method based on the estimated useful lives of the various classes of property, which range from 10 to 45 years for buildings and improvements and 3 to 25 years for machinery and equipment.
Page F-10
Expenditures for maintenance and repairs are charged to expense as incurred.

Properties Held for Sale - Properties held for sale consist primarily of 39 acres of land in Houston, Texas. Management believes that the net realizable value of properties held for sale exceed their carrying value.

Trademarks - Trademarks are being amortized on a straight-line basis over 40 years. ARI utilizes estimated future undiscounted cash flows of related product sales to evaluate any possible impairments.

Debt Issuance Costs - Debt issuance costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Federal Income Taxes - Subsequent to the Acquisition, ARI's current taxable income and loss is included in the consolidated federal income tax return filed by ERLY. Under the terms of the tax sharing agreement between ARI and ERLY, ARI will pay to or receive from ERLY the amount of income taxes currently payable or refundable computed as if ARI filed its annual tax return on a separate company basis. The tax sharing agreement provides that ERLY will receive the benefit of any pre-Acquisition tax net operating loss carryforwards generated by Comet.

ARI's provision for income taxes is computed as if the company files its annual tax return on a separate company basis. Deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of ARI's assets and liabilities at enacted rates.

Earnings Per Share - The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common and common equivalent shares outstanding during the periods presented. Common stock equivalents and contingent common stock issues are not included in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share ("antidilution"). Earnings per share is not presented for the year ended March 31, 1993 because Comet was a wholly-owned subsidiary of ERLY.

Earnings applicable to common stock reflect dividends in the amount of $5.9 million and $4.9 million for the year ended March 31, 1995 and for the period from May 27, 1993 to March 31, 1994, respectively, on the Series B Preferred Stock and the Series C Preferred Stock. These dividends are cumulative and have not been declared by ARI. The annual cumulative dividend on the Series B Preferred Stock is $1.85 per share, or $5.18 million and the annual cumulative dividend on the Series C Preferred Stock is $2.50 per share or $750,000. Various lending agreements prohibit the payment of any dividends
Page F-11

The weighted average number of shares (in thousands) included in the earnings per share calculation are summarized as follows:

                                              Year Ended March 31,
                                      ----------------------------------
                                            1995              1994
                                      ----------------  ----------------
                                               Fully             Fully
                                      Primary  Diluted  Primary  Diluted
                                      -------  -------  -------  -------
     Common Stock                       2,444    2,444    2,444    2,444
     Preferred Stock - Series A             -        -      778      778
     Preferred Stock - Series B             -        -        -    4,741
                                      -------  -------  -------  -------
                                        2,444    2,444    3,222    7,963
                                      =======  =======  =======  =======

Fair Value of Financial Instruments - ARI's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of ARI's debt instruments is considered to approximate the fair value as the interest rates of such instruments are based on the prime rate. It is not practicable to estimate the fair value of the note receivable from ERLY (Note 13) because of its related party nature.

Reverse Stock Split - On September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. All per share information in the financial statements has been adjusted for this reverse stock split.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at March 31, 1995 and for the year then ended.

3.  NOTES PAYABLE AND LONG-TERM DEBT

ARI has a $47.5 million revolving credit line with Congress Financial Corporation ("Congress") which was renewed on May 24, 1995 through May 23, 1996. This revolver carries an interest rate of prime (9% at March 31, 1995) plus two percent. This facility requires that all ARI cash receipts be paid to Congress as payment on the loan, requires that collateral and borrowing base reports be prepared frequently by ARI to support requests for borrowings, and is collateralized by receivables, inventory, a $2 million key man life insurance policy on Gerald D. Murphy, and junior liens on ARI assets pledged to the term lenders. At March 31, 1995 and 1994, approximately $31 million and $33 million, respectively, were outstanding under the Congress revolving line of credit.
Page F-12
During 1995, approximately $2.9 million in short-term notes were obtained from various foreign lenders to finance inventory. These notes will mature on or before June 30, 1995, bear interest at rates ranging from 8.75% to 25.2% per year and are non-recourse to ARI.

Long-term debt consisted of the following:

                                           March 31,     March 31,
                                             1995          1994
                                           ---------     ---------
                                                (in thousands)
   Chase Manhattan Bank                    $  23,755     $  26,567
   Internationale Nederlanden Bank N.V.       23,755        26,567
   Texas Commerce Bank                         6,842         7,966
   Other notes                                   948         1,108
                                           ---------     ---------
   Total Debt                                 55,300        62,208
   Less current maturities                     6,727         6,060
                                           ---------     ---------
   Total Long-term debt                    $  48,573     $  56,148
                                           =========     =========

ARI's long-term debt maturities are as follows:

             Year ended March 31,                      Amount
             -------------------                      ---------
                                                    (in thousands)
                    1996                               $  6,727
                    1997                                 17,845
                    1998                                 30,260
                    1999                                    160
                    2000                                    160
                    Thereafter                              148

Interest rates on the long-term debt range from prime plus 3 percent to prime plus 5 percent through May 31, 1995, increasing to a range of prime plus 6 percent to prime plus 8 percent by June 1997. At March 31, 1995, the weighted average interest rate on the term debt was 12.3%. These loans are collateralized by substantially all of ARI's fixed assets and trademarks, and have junior liens on collateral of the revolving credit line. In addition, 2.6 million shares of Series B Preferred Stock have been pledged by ERLY as collateral. Terms of the loans preclude dividend payments, restrict investments and capital expenditures and require the maintenance of certain financial covenants. At March 31, 1995, ARI was not in compliance with certain of these provisions; however, the term lenders have waived such non-compliance.

ARI's term and revolving debt agreements require ERLY to guarantee the debt of ARI even though ARI's management believes that ERLY will not be a source of additional financing to ARI. These agreements contain certain cross-default provisions with ERLY debt agreements which provide the lenders with the option of accelerating repayment of the ARI debt and terminating the agreements under certain conditions related to ERLY's ability to meet its obligations as they come due and to remain in compliance with its debt covenants.
Page F-13
4.  STOCKHOLDERS' EQUITY

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994.

Holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled, subject to any preferential rights of holders of preferred stock, to receive dividends, if any, as may be declared from time to time by the Board of Directors of ARI. Upon any liquidation or dissolution of ARI, the holders of the common stock are entitled, subject to any preferential rights of holders of preferred stock, to receive a pro rata share of all the assets remaining available for distribution to shareholders after payment of all liabilities.

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

At March 31, 1995, ARI had three series of preferred stock: Series A, Series B and Series C. Series A Preferred Stock and Series B Preferred Stock are owned by ERLY and Series C Preferred Stock is owned by a group of former ARI lenders.

The Series A Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of this series of preferred stock $25.70 per share (aggregate of $19.989 million) before any amounts may be paid to the holders of the common stock. The holders of this series of preferred stock are entitled to one vote per share on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each share of this series of preferred stock is convertible into one share of common stock upon the election of the holder of this preferred stock.

The Series B Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of this series of preferred stock $5.00 per share (aggregate of $14.0 million) before any amounts may be paid to the holders of the common stock. Each share of this series of preferred stock provides for annual cumulative, non-participating dividends of $1.85. Cumulative dividends in arrears on Series B Preferred Stock were $9.497 million at March 31, 1995 (Note 2). The holders of this series of preferred stock are entitled to two votes per share on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each share of this series of preferred stock is convertible into two shares of common stock upon the election of the holder of this preferred stock. ERLY has pledged the preferred stock to current and former term lenders (see Notes 3 and 6).
Page F-14
The Series C Preferred Stock was issued to certain former lenders of ARI in partial satisfaction of ARI's indebtedness to them. The Series C Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of the Series C Preferred Stock $5.00 per share (aggregate of $1.5 million) before any amounts may be paid to the holders of the common stock. The Series C Preferred Stock is callable by ARI at any time at a price of $26.35 per share less aggregate dividend payments per share. The Series C Preferred Stock provides for annual cumulative, non-participating dividends of $2.50 per share, is non-convertible and non-voting. Cumulative dividends in arrears on Series C Preferred Stock were $1.375 million at March 31, 1995 (Note 2).

The Series B Preferred Stock and Series C Preferred Stock rank pari passu with respect to liquidation preference rights and dividend declarations (up to $.27 per share of Series B Preferred Stock). ARI's articles of incorporation also provide that, so long as any shares of Series B Preferred Stock or Series C Preferred Stock are outstanding, ARI will not authorize or create any class or series of stock, or increase the authorized amount of preferred stock, ranking (either as to payment of dividends or distribution of assets) prior to such preferred stock.

ARI's current debt agreements prohibit the payment of any dividends and do not provide any basis on which the lenders will approve a dividend payment.

ARI issued warrants to the term lenders to purchase up to 155,000 shares of ARI Common Stock at $5.00 per share. The warrants expire May 26, 2001.

5.  TAXES ON INCOME

As a result of the net operating losses incurred during the year ended March 31, 1993, no provision for income taxes was allocated to Comet by ERLY for this period. The provision for taxes on income consist of:

                                         Year ended March 31,
                                        -----------------------
                                           1995         1994
                                        ---------     ---------
                                            (in thousands)
    U. S. taxes currently payable         $   94       $ 1,456
    Deferred U. S. taxes                   1,986           651
    State income taxes                       122           149
                                        ---------     ---------
                                          $2,202        $2,256
                                        =========     =========
Page F-15

As discussed in Note 1, Comet was a wholly-owned subsidiary of ERLY for the year ended March 31, 1993. The primary differences at March 31, 1993 between the financial statement and tax bases of assets and liabilities were related to fixed assets, property held for sale, and the allowance for doubtful accounts. Net deferred taxes arising from these temporary differences were offset by existing net operating loss carryforwards of Comet on a stand-alone basis. Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    March 31,
                                     ---------------------------------------
                                      1995 Deferred Tax    1994 Deferred Tax
                                     ------------------   ------------------
                                       Asset  Liability    Asset  Liability
                                     --------  --------   --------  --------
                                                   (in thousands)
   Property, plant, and equipment     $         $10,113    $         $10,057
   Allowance for doubtful accounts
      and other reserves                1,085         -      2,318         -
   Change in tax accounting principles  1,779         -      2,588         -
   Alternative minimum tax credit       1,683         -      1,456         -
   Net operating loss carryovers          221         -        508         -
   Other                                  180         -        180       172
                                     --------  --------   --------  --------
                                      $ 4,948   $10,113    $ 7,050   $10,229
                                     ========  ========   ========  ========

In fiscal 1994, the tax expense attributable to the extraordinary item (gain on debt restructuring) was reduced by approximately $2.8 million to reflect the tax benefit of utilization of operating loss carryforwards.

A comparison of income tax expense at the federal statutory rate to ARI's provision in lieu of taxes is as follows:

                                                        Year Ended March 31,
                                                       --------------------
                                                          1995      1994
                                                       ---------  ---------
                                                          (in thousands)
     Earnings from continuing operations
      before income taxes and extraordinary items         $6,115    $ 5,721
                                                       =========  =========

     Statutory taxes                                      $2,079    $ 2,002
     Amortization of trademarks                              135         90
     Non-deductible entertainment and other                 (134)        15
     State income taxes                                      122        149
                                                       ---------  ---------
     Provision for taxes on income                        $2,202    $ 2,256
                                                       =========  =========
     Effective tax rate                                    36.0%      39.4%
                                                       =========  =========
Page F-16
Under federal tax laws, tax operating losses occur when deductions are greater than taxable income. These losses may be carried back to offset taxable income in earlier years before being carried forward to offset taxable income in future years. At March 31, 1995, operating loss carryforwards for federal tax return purposes totaled approximately $600,000. These loss carryforwards are not available for carryback to prior years for a refund. If they do not offset future years' taxable income, these losses will expire in 2007.

6.  EXTRAORDINARY ITEMS

Operating results for the year ended March 31, 1994 include a gain on debt restructuring arising from ARI's May 1993 refinancing of the combined indebtedness of ARI and Comet. ARI's former lenders agreed to a debt discount in the approximate amount of $10.3 million ($9.3 million, net of tax). As additional consideration for the satisfaction of the existing indebtedness of ARI, 200,000 shares of Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million is reflected in the ARI financial statements as a reduction in the receivable from ERLY.

Due to continuing operating losses resulting from low margins, ARI suspended payments on a $16 million non-recourse obligation secured by its rice plant in Greenville, Mississippi. In July 1992, the facility was sold through a foreclosure sale and in conjunction therewith, debt in the amount of $16 million and the related property, plant and equipment was eliminated. Prior to the disposition, the plant was written down by $4 million to its estimated fair market value. This writedown is included in the results of operations before income taxes and extraordinary items for the year ended March 31, 1993. The difference between the estimated fair market value of the facility and the amount of debt extinguished resulted in a gain of $4.726 million (net of estimated shut-down and relocation expenses) on the extinguishment of debt which was recorded as extraordinary income for the year ended March 31, 1993.

7.  COMMITMENTS AND CONTINGENCIES

ARI has a commitment for an operating lease relating to the land for its milling facility in Freeport, Texas. The initial term of the lease expires in 2022 and may be renewed at ARI's option in five year increments through 2057. In addition, ARI and its subsidiaries are obligated under operating leases for other plant facilities, office space in Houston, Texas, and various machinery, equipment and automobiles. Aggregate minimum rental commitments under operating leases with noncancellable terms of more than one year are as follows:

               Year Ending March 31,              Amount
               ---------------------          -------------
                                              (in thousands)
               1996                              $ 2,425
               1997                                2,034
               1998                                1,162
               1999                                  857
               2000                                  679
               Thereafter                         16,500
Page F-17
ARI incurred total rental expense of approximately $4.0 million, $2.4 million and $1.3 million for the years ended March 31, 1995, 1994 and 1993, respectively.

ARI is involved in litigation in the ordinary course of business. It is the opinion of management that resolution of such litigation will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI.

8.  BENEFIT PLANS

ARI had a defined contribution plan which covered substantially all employees. On January 1, 1994, the ARI plan was merged into the ERLY defined contribution plan, which is essentially similar in its operations. The ERLY plan provides for a mandatory 1% matching contribution to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. ARI contributions to the plan for the years ended March 31, 1995, 1994 and 1993 were $1.021 million, $167,000, and $125,000, respectively.

9.  EXPORT SALES

Net sales include export sales as follows:

                                              Year ended March 31,
                                     -------------------------------------
                                        1995         1994          1993
                                     ---------     ---------     ---------
                                                 (in thousands)
        Middle East                    $91,449       $89,782       $46,209
        Caribbean, Mexico, and
          South America                 84,806        38,935        32,744
        Asia                            49,963        42,838           670
        Europe                          13,632         6,260        10,593
        Africa                           3,864         4,012         2,114
        Other                               65            13            88
                                     ---------     ---------     ---------
        Total                         $243,779      $181,840       $92,418
                                     =========     =========     =========
        Percent of total revenues          65%           64%           54%
                                     =========     =========     =========
Page F-18

10.  OTHER ASSETS

Other assets consisted of the following:

                                                  March 31,
                                           -----------------------
                                             1995          1994
                                           ---------     ---------
                                                (in thousands)
   Trademarks                                $12,562       $12,971
   Investments                                   368           163
   Debt issuance costs                         1,383         3,234
   Notes receivable                              662           773
   Other                                         735           494
                                           ---------     ---------
   Total                                     $15,710       $17,635
                                           =========     =========

Accumulated amortization of trademarks was $1.799 million and $1.390 million at March 31, 1995 and 1994, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                  March 31,
                                           -----------------------
                                             1995          1994
                                           ---------     ---------
                                                (in thousands)
   Land                                      $   275       $   187
   Buildings and improvements                 23,222        22,653
   Machinery and equipment                    35,782        33,172
                                           ---------     ---------
   Total                                      59,279        56,012
   Less: accumulated depreciation            (17,893)      (14,288)
                                           ---------     ---------
  Property, plant, and equipment, net        $41,386       $41,724
                                           =========     =========
Page F-19

12.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consisted of the following:

                                                  March 31,
                                           ----------------------
                                             1995          1994
                                           ---------     ---------
                                                (in thousands)
   Accounts receivable - trade               $35,134       $24,020
   Less allowance for doubtful accounts       (1,711)       (1,798)
                                           ---------     ---------
   Net                                       $33,423       $22,222
                                           =========     =========
   Accounts receivable - non current         $   471       $ 4,387
   Less allowance for doubtful accounts         (471)       (4,387)
                                           ---------     ---------
   Net                                       $    -       $     -
                                           =========     =========

13.  TRANSACTIONS WITH RELATED PARTIES

ARI has entered into a number of transactions in the ordinary course of business with ERLY and its affiliates, including pre-Acquisition ARI which was 48 percent owned by Comet.

As a result of the Acquisition, ARI entered into a management agreement between ERLY and ARI whereby ERLY acts as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI. In exchange for such services ARI pays ERLY a monthly management fee of $77 thousand, which is adjusted annually based on the most recent published Consumer Price Index. The agreement is for a period of two years with two-year automatic renewals unless one party notifies the other that it wishes to terminate the agreement. Prior to the Acquisition, Comet had a similar management agreement with ERLY. During the year ended March 31, 1994 and 1993, Comet incurred and paid $1.1 million and $2.1 million, respectively, in management fees under its agreement with ERLY.

ARI has a note receivable from ERLY bearing an interest rate of 6 percent. The note is payable out of dividends received by ERLY on the Series B Preferred Stock. The balance of the note was $11.9 million and $10.5 million at March 31, 1995 and 1994, respectively. At March 31, 1993, there were several notes which totaled $12.1 million. During 1993, the notes bore interest at rates between prime plus 1.5 percent and 22 percent.

Comet also purchased milled and rough rice from Pre-Acquisition ARI, and sold milled and rough rice to Pre-Acquisition ARI. Such transactions with ARI were conducted at prices that approximated market rates or were based on production cost formulas. During the two months ended May 26, 1993, Comet purchases amounted to $222,000 from ARI and sales to ARI amounted to $3,000. Total sales to ARI and purchases from ARI amounted to $23.8 million and $13.3 million, respectively, during the year ended March 31, 1993. Comet had a net receivable from ARI of $4.2 million at March 31, 1993.
Page F-20
As a result of the Acquisition, ARI assumed an agreement between Pre-Acquisition ARI and ERLY Juice Inc. ("Juice"), a wholly-owned subsidiary of ERLY, whereby Juice acted as ARI's agent for the purpose of providing certain marketing, sales, credit and general management services to ARI's CAM Division operations. Pursuant to the agreement, ARI paid Juice a monthly fee for its services and provided office space. The agreement was terminated in November 1993, as Juice operations were ceased and nearly all remaining Juice employees became employees of ARI. ARI incurred and paid agency fees under the agreement of $890,000 during the year ended March 31, 1994.

14. CONDENSED STATEMENT OF OPERATIONS FOR AMERICAN RICE, INC. (ACQUIRED ENTITY) FOR THE YEAR ENDED MARCH 31, 1993

As discussed in Note 1, prior to the Acquisition in May 1993 Comet's combined holdings of Common Stock and Series A Preferred Stock represented approximately 48 percent of the voting power of the outstanding ARI stock. Comet accounted for the investment in ARI using the equity method of accounting.

ARI's condensed statement of operations for the year ended March 31, 1993 follows (in thousands):


            Net sales                            $176,619
            Cost of sales                         147,245
                                                ---------
            Gross profit                           29,374
            Selling, general, and
               administrative expenses             18,957
            Interest expense                        7,167
                                                ---------
            Earnings before taxes                   3,250
            Income tax expense                         -
                                                ---------
            Net earnings                           $3,250
                                                =========
Page F-21



FINANCIAL STATEMENT SCHEDULE II

AMERICAN RICE, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of March 31
(In thousands)
                                                   Additions
                                            ------------------------
                                Balance at   Charged to     Charged                      Balance
                                Beginning    Costs and      to other       Other         at End
       Description               of Year      Expenses      Accounts       Changes       of Year
- -------------------------      ----------   ----------    ----------    ----------     ----------
Allowance for doubtful
  accounts:
1995                             $1,798       $    -        $    -       $  (87)(a)       $1,711
1994                              2,940        1,245        (2,387)(b)        -            1,798
1993                                540        2,400             -            -            2,940

Allowance for doubtful
   noncurrent receivables:
1995                             $4,387       $    -        $    -       $(3,916)(a)         471
1994                                  -        2,000         2,387(b)          -           4,387
1993                                  -            -             -             -               -

- ----------

(a)  Reductions related to accounts receivable written off.
(b)  Amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.

Page S-1

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

Year Ended March 31                                  1995       1994
 ---------------------------------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE *

  Earnings before extraordinary item                  $3,913     $3,465
  Extraordinary item                                      -       9,318
                                                   ---------  ---------
  Net earnings                                         3,913     12,783
  Less dividends on preferred stock:
    Series B                                          (5,180)    (4,317)
    Series C                                            (750)      (625)
                                                   ---------  ---------
  Earnings (loss) applicable to
    common stock                                     ($2,017)    $7,841
                                                   =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                    -         778
                                                   ---------  ---------
                                                       2,444      3,222
                                                   =========  =========
  Primary earnings (loss) per share:
    Loss before extraordinary item                     ($.83)    ($ .45)
    Extraordinary item                                    -        2.90
                                                   ---------  ---------
    Earnings (loss) per share applicable
      to common stock                                  ($.83)     $2.45
                                                   =========  =========

      * See Note 4 of Notes to Consolidated Financial Statements. 1994 has been restated for the effects of a 1 for 5 reverse stock split which occurred in fiscal 1995.

Continued on next page

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

Year Ended March 31                                  1995       1994
 ---------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *

  Earnings before extraordinary item                  $3,913     $3,465
  Extraordinary item                                      -       9,318
                                                   ---------  ---------
  Net earnings                                         3,913     12,783
  Less dividends on preferred stock:
    Series B                                             -          -
    Series C                                            (750)      (625)
                                                   ---------  ---------
  Earnings applicable to
    common stock                                      $3,163    $12,158
                                                   =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   778        778
    Preferred Series B                                 5,600      4,741
                                                   ---------  ---------
                                                       8,822      7,963
                                                   =========  =========
  Fully diluted earnings per share:
    Earnings before extraordinary item                $.36**      $ .35
    Extraordinary item                                    -        1.15
                                                   ---------  ---------
    Earnings per share applicable
      to common stock                                 $.36**      $1.50
                                                   =========  =========

      * See Note 4 of Notes to Consolidated Financial Statements. 1994 has been restated for the effects of a 1 for 5 reverse stock split which occurred in fiscal 1995.

      ** This calculation is presented in accordance with Regulation
      S-K item 601(b)(11) although it is contrary to paragraphs 14, 30, and 40 of APB Opinion No. 15 because it produces an antidilutive result. The Opinion provides that a computation on a fully diluted basis which results in an improvement in earnings per share when compared to primary earnings per share (antidilution) not be taken into account. Therefore fully diluted earnings per share reported on the statement of operations are the same as primary earnings per share.