Form 10-Q
period 1995-06-30
AMERICAN RICE INC
filed 1995-08-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended June 30, 1995


                     Commission File Number 0-17039


                            American Rice, Inc.
           (Exact Name of Registrant as Specified in its Charter)



           Texas                                76-0231626
State or other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)



       16825 Northchase, Suite 1600
             Houston, Texas                            77060
 Address of Principal Executive Offices)             (Zip Code)


                            (713) 873-8800
                     Registrant's Telephone Number,
                          Including Area Code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of August 1, 1995 is 2,443,892 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                   AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Thousands of Dollars)
                              (Unaudited)

                                                      Three Months
                                                      Ended June 30,
                                                     1995       1994
                                                  ----------------------

Net sales                                            $86,392   $105,706

Cost of sales                                         76,855     94,383
                                                  ----------------------
    Gross profit                                       9,537     11,323

Selling, general and
  administrative expenses                              5,771      5,272
                                                  ----------------------
    Operating income                                   3,766      6,051

Interest expense                                       3,398      2,898
Interest income                                         (175)      (171)
Minority interest                                       (135)        61
Other income and expense                                  91         73
                                                  ----------------------
Earnings before income taxes                             587      3,190

Provision for income taxes                               211      1,180
                                                  ----------------------
Net earnings                                            $376     $2,010
                                                  ======================
Preferred stock dividend
  requirements                                         1,483      1,483
                                                  ----------------------
Net earnings (loss) applicable
  to common stock                                    ($1,107)      $527
                                                  ======================
Earnings (loss) per applicable
  common and common equivalent
  share (Note 3):

  Primary                                              ($.45)      $.16
                                                  ======================
  Fully diluted                                        ($.45)      $.16
                                                  ======================

See Notes to Consolidated Financial Statements

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                   June 30,   March 31,
                                                     1995       1995
                                                  ----------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $2,742     $1,864
  Accounts receivable, net                            22,167     33,423
  Inventories
    Finished goods                                    21,108     17,108
    Raw materials                                     24,920     33,097
  Prepaid expenses                                     1,061        793
  Deferred income taxes                                3,451      3,451
                                                  ----------------------
    Total current assets                              75,449     89,736


Net assets of Houston properties held for sale        18,767     18,767
Other assets                                          15,447     15,710
Receivable from ERLY                                  12,157     11,901
Property, plant and equipment, net                    41,885     41,386
                                                  ----------------------
  Total assets                                      $163,705   $177,500
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statements

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (Thousands of Dollars, except per share amounts)

                                                   June 30,   March 31,
                                                     1995       1995
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $30,500    $33,937
  Accounts payable and accrued expenses               25,264     34,372
  Income taxes payable to ERLY                           937      1,037
  Current portion of long-term debt                    6,727      6,727
                                                  ----------------------
    Total current liabilities                         63,428     76,073

Long-term debt                                        47,073     48,573

Deferred income taxes                                  8,616      8,616

Minority interest                                        -           26

Stockholders' equity (Note 3):
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                   13,728     13,352
  Cumulative foreign currency translation
    adjustments                                         (748)      (748)
                                                  ----------------------
  Total stockholders' equity                          44,588     44,212
                                                  ----------------------
    Total liabilities and stockholders' equity      $163,705   $177,500
                                                  ======================

See Notes to Consolidated Financial Statements

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                      Three Months
                                                      Ended June 30,
                                                     1995       1994
                                                  ----------------------
OPERATING ACTIVITIES:
  Net earnings                                          $376     $2,010
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      1,398      1,424
    Loss on sales of property                            -            6
    Deferred income taxes, net                           -          983
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                             11,256      1,310
      Inventories                                      4,177     21,517
      Prepaid expenses                                  (268)      (213)
      Other assets                                      (212)         2
      Receivable from ERLY                              (256)      (158)
      Accounts payable and accrued expenses           (9,108)   (11,784)
      Income taxes payable to ERLY                      (100)      (156)
                                                  ----------------------
  Net cash provided by
    operating activities                               7,263     14,941

INVESTING ACTIVITIES:
  Property, plant and equipment additions             (1,422)    (1,625)
  Proceeds from sales of assets                          -            1
                                                  ----------------------
  Net cash used in
    investing activities                              (1,422)    (1,624)

FINANCING ACTIVITIES:
  Decrease in notes payable                           (3,437)   (11,362)
  Repayment of long-term debt                         (1,500)    (1,400)
  Other, net                                             (26)        60
                                                  ----------------------
  Net cash used in
    financing activities                              (4,963)   (12,702)
                                                  ----------------------
NET INCREASE IN CASH                                     878        615

CASH:
  Beginning of the period                              1,864      1,721
                                                  ----------------------
  End of the period                                   $2,742     $2,336
                                                  ======================

See Notes to Consolidated Financial Statements

                         AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended June 30, 1995
                               (Thousands of Dollars)
                                     (Unaudited)


                                                                      Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1995       $3,878     $2,444    $25,286    $13,352      ($748)   $44,212

Net earnings                  -          -          -           376       -          376
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance June 30, 1995       $3,878     $2,444    $25,286    $13,728      ($748)   $44,588
                         =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at June 30, 1995 and for the three month periods ended June 30, 1995 and 1994 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1995 is derived from the March 31, 1995 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2. Notes Payable and Long-Term Debt

ARI executed an amendment to its $47.5 million revolving credit loan, effective June 30, 1995. The loan bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. Previously, the interest rate of the loan was prime plus 2.0% and funds available were limited to 85% of eligible accounts receivable and 60% of eligible inventory. The outstanding balance on this loan at June 30, 1995 was $26.6 million. At July 2, 1995, the borrowing base under the line of credit was $32.1 million. During the three months ended June 30, 1995, ARI's maximum borrowing under its $47.5 million line of credit was $32.4 million.

In fiscal 1997, approximately $17.8 million of ARI's term debt is due to be repaid, of which $13.3 million is due September 27, 1996. ARI is currently pursuing various options to refinance this term debt.

ARI is required by its lenders to maintain a minimum net book value, working capital, and certain financial ratios. ARI was not in compliance with all such financial ratio requirements as of June 30, 1995. ARI has requested and received waivers from its lenders for ratios that were not in compliance

3.  Statement of Cash Flows

Borrowings under revolving notes in the three months ended June 30, 1995 and 1994 totaled $94.4 and $89.1 million, respectively, and repayments during the same periods totaled $97.8 and $100.5 million, respectively. ARI made cash payments for interest and financing fees of approximately $3.2 million and $2.3 million during the three months ended June 30, 1995 and 1994, respectively. ARI paid $311 thousand and $300 thousand for federal and state income taxes during the three months ended June 30, 1995 and 1994, respectively.

4.  Reverse Stock Split

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

In general, management believes that it is insulated from many of the effects of rough rice price fluctuations for the following reasons: (i) the Company's net sales are proportionately weighted toward the relatively higher margin branded products, (ii) approximately one-half of the Company's rough rice purchases, excluding rough rice milled under contract for others, are made as spot market purchases and matched against commodity orders at prices providing a favorable margin to costs, (iii) the Company's high rice inventory turnover rate of approximately five times per year reduces the Company's exposure to seasonal price fluctuations, and (iv) the Company's diversity of rice sources and rice customers increases the ability of the Company to take advantage of supply and demand imbalances

Three Months Ended June 30, 1995 Compared to
Three Months Ended June 30, 1994

Net Sales. Net sales declined $19.3 million, or 18.3%, from $105.7 in fiscal 1995 to $86.4 in fiscal 1996. Of this decline, $18.0 million resulted from decreased export sales and $1.3 million from decreased sales in the U.S. and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately
2.5 million equivalent rough rice hundredweights or 33%, accounting for a $24.0 million sales decline. Average export prices increased approximately $2.00 per hundredweight or 12%, accounting for $6.0 million in sales increases. Export volume was lower primarily due to the lack of sales to Japan compared to the first quarter of the prior year. It is expected that Japan will not be purchasing rice this year until October, when it is anticipated to begin purchasing rice pursuant to its commitment under the General Agreement of Tariffs and Trade ("GATT") treaty (see discussion of Japan business in following paragraph). This sales decline was partially offset by higher sales to the Middle East. Domestic sales were lower as a result of lower average prices partially offset by higher volume.

ARI's sales to Asia totaled $42.8 million and $50.0 million in the fiscal years ended March 31, 1994 and 1995, respectively. Japan accounted for virtually all of ARI's sales to this region. For the twelve month period ended August 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the U.S. ARI processed and milled approximately 62% of the tonnage from the U.S. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially reduced Japan's 1993 rice crop. Management believes that the poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last ten harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant of GATT, Japan is contractually obligated to import 379,000 metric tons (8.4 million hundredweights) of rice for the twelve month period beginning April 1, 1995 increasing to 758,000 metric tons (17.7 million hundredweights) annually by the year 2000. Management believes that the Japanese prefer California grown Calrose variety medium grain rice, that the U.S. has an excellent opportunity to obtain more than half of these projected Japanese imports, and that ARI will have a material involvement in this business based on its participation in fiscal 1994 and 1995.

Gross Profit. Gross profit was 11% of sales for both the fiscal 1995 and 1996 quarters. Gross profit declined $1.8 million, or 15.8%, from $11.3 million in the fiscal 1995 first quarter to $9.5 million in fiscal 1996, due primarily to lower sales to Japan from ARI's Maxwell, California facility partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $499 thousand, or 9.5% from $5.3 million in the fiscal 1995 quarter to $5.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from 5.0% in the 1995 quarter to 6.7% in fiscal 1996 due primarily to a higher proportion of branded sales in the 1996 quarter.

Interest Expense. Interest Expense increased $500 thousand from
$2.9 million in the fiscal 1995 period to $3.4 million in fiscal 1996 due to higher average interest rates partially offset by lower average balances outstanding. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditure requirements through internally generated funds and by funds provided by a line of credit.

ARI executed an amendment to its $47.5 million revolving credit loan, effective June 30, 1995. The loan bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. Previously, the interest rate of the loan was prime plus 2.0% and funds available were limited to 85% of eligible accounts receivable and 60% of eligible inventory. The outstanding balance on this loan at June 30, 1995 was $26.6 million. At July 2, 1995, the borrowing base under the line of credit was $32.1 million. During the three months ended June 30, 1995, ARI's maximum borrowing under its $47.5 million line of credit was $32.4 million.

In fiscal 1997, approximately $17.8 million of ARI's term debt is due to be repaid of which $13.3 million is due September 27, 1996. ARI is currently pursuing various options to refinance this term debt.

ARI is required by its lenders to maintain a minimum net book value, working capital, and certain financial ratios. ARI was not in compliance with all such financial ratio requirements as of June 30, 1995. ARI has requested and received waivers from its lenders for ratios that were not in compliance.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston, Texas. The proceeds of any such sale are required by the terms of ARI's debt agreements to be used to reduce debt. Management believes that the net realizable value of this property exceeds its current carrying value of $18.3 million.

Cash increased by $878 thousand during the three months ended June 30, 1995 primarily as a result of reductions to accounts receivable and inventories partially offset by reductions to accounts payable and accrued expenses and notes payable, capital expenditures and term debt repayment. Cash increased by $615 thousand during the three months ended June 30, 1994, primarily as a result of positive operating results and inventory reductions partially offset by repayment of debt and capital expenditures.

Capital expenditures were $1.4 million and $1.6 million for the three months ended June 30, 1995 and 1994, respectively and are expected to average approximately $2.5 million annually through fiscal year 2000 to maintain the existing level of operations. Management believes this level of annual capital expenditures is reasonable given the extended life of machinery and equipment used for the processing and milling of rice.

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

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of June 30, 1995. As of June 30, 1995, the Preferred B dividends accumulated but not declared are $10.8 million and the Preferred C dividends accumulated but not declared are $1.6 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 2.   Changes in Securities

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

27    Financial Data Schedule

(b) During the quarter ended June 30, 1995, Registrant did not file any Form 8-K Reports.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           American Rice, Inc.
                                           -------------------
                                               Registrant



                                           Joseph E. Westover
                                       ---------------------------
                                      Vice-President / Controller

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


                                                      Three Months
                                                      Ended June 30,
                                                     1995       1994
                                                  ----------------------

PRIMARY EARNINGS (LOSS) PER SHARE *

  Net earnings                                          $376     $2,010

  Less dividends on preferred stock:
    Series B                                          (1,295)    (1,295)
    Series C                                            (188)      (188)
                                                  ----------------------
                                                      (1,483)    (1,483)
                                                  ----------------------
  Earnings (loss) applicable to
    common stock                                     ($1,107)      $527
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   -          778
                                                  ----------------------
                                                       2,444      3,222
                                                  ======================
    Earnings (loss) per share
        applicable to common stock                     ($.45)      $.16
                                                  ======================

      *  See Note 4 to Consolidated Financial Statements

Continued on next page

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                                      Three Months
                                                      Ended June 30,
                                                    1995 **    1994 **
                                                  ----------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings                                          $376     $2,010


  Less dividends on preferred stock:
    Series C                                            (188)      (188)
                                                  ----------------------
  Earnings applicable to
    common stock                                        $188     $1,822
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   778        778
    Preferred Series B                                 5,600      5,600
                                                  ----------------------
                                                       8,822      8,822
                                                  ======================
    Earnings per share
        applicable to common stock                      $.02       $.21
                                                  ======================

    *  See Note 4 to Consolidated Financial Statements

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