Form 10-Q
period 1995-09-30
AMERICAN RICE INC
filed 1995-11-14
CIK 824206

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the three months ended September 30, 1995


                     Commission File Number 0-17039


                            American Rice, Inc.
           (Exact Name of Registrant as Specified in its Charter)



           Texas                                76-0231626
(State or other Jurisdiction of     (I.R.S. Employer Identification No.)
Incorporation or Organization)



       16825 Northchase, Suite 1600
             Houston, Texas                            77060
 (Address of Principal Executive Offices)           (Zip Code)


                            (713) 873-8800
                     Registrant's Telephone Number,
                          Including Area Code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of November 10, 1995 is 2,443,706 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                    Three Months         Six Months
                                Ended September 30,  Ended September 30,
                                   1995      1994      1995      1994
                                ----------------------------------------

Net sales                         $90,369   $78,314  $176,761  $184,020

Cost of sales                      80,652    69,264   157,507   163,647
                                ----------------------------------------
    Gross profit                    9,717     9,050    19,254    20,373

Selling, general and
  administrative expenses           6,074     5,609    11,845    10,881
                                ----------------------------------------
    Operating income                3,643     3,441     7,409     9,492

Interest expense                    4,204     3,071     7,602     5,969
Interest income                      (353)     (179)     (528)     (350)
Minority interest                    (111)      (65)     (246)       (4)
Other income and expense               60        85       151       158
                                ----------------------------------------
Earnings (loss) before
  income taxes                       (157)      529       430     3,719

Provision for
  income taxes (benefit)              (56)      197       155     1,377
                                ----------------------------------------
    Net earnings (loss)             $(101)     $332      $275    $2,342
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     2,965     2,965
                                ----------------------------------------
Net loss applicable
  to common stock                 ($1,584)  ($1,151)  ($2,690)    ($623)
                                ========================================
Loss per applicable
  common and common equivalent
  share (Note 4):

  Primary                           ($.65)    ($.47)   ($1.10)    ($.25)
                                ========================================
  Fully diluted                     ($.65)    ($.47)   ($1.10)    ($.25)
                                ========================================

See Notes to Consolidated Financial Statements

               AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                             September 30,  March 31,
                                                   1995      1995
                                                --------------------
ASSETS                                          (Unaudited)

Current assets:
  Cash and cash equivalents                        $1,903    $1,864
  Accounts receivable, net                         30,499    33,423
  Inventories
    Finished goods                                 24,854    17,108
    Raw materials                                  31,135    33,097
  Prepaid expenses                                  1,360       793
  Deferred income taxes                             3,507     3,451
                                                --------------------
    Total current assets                           93,258    89,736


Net assets of Houston properties held for sale     18,767    18,767
Other assets                                       20,038    15,710
Receivable from ERLY                               23,070    11,901
Property, plant and equipment, net                 42,278    41,386
                                                --------------------
  Total assets                                   $197,411  $177,500
                                                ====================

Continued on next page

See Notes to Consolidated Financial Statements

               AMERICAN RICE, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Thousands of Dollars)

                                              September 30,  March 31,
                                                   1995      1995
                                                --------------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $17,030   $33,937
  Accounts payable and accrued expenses            33,222    34,372
  Income taxes payable to ERLY                        -       1,037
  Current portion of long-term debt                   -       6,727
                                                --------------------
    Total current liabilities                      50,252    76,073

Long-term debt                                     94,056    48,573
Deferred income taxes                               8,616     8,616
Minority interest                                     -          26
Stockholders' equity (Note 3):
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                      778       778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                    2,800     2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                       300       300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                          2,444     2,444
  Paid-in capital                                  25,286    25,286
  Retained earnings                                13,627    13,352
  Cumulative foreign currency
    translation adjustments                          (748)     (748)
                                                --------------------
  Total stockholders' equity                       44,487    44,212
                                                --------------------
    Total liabilities and stockholders' equity   $197,411  $177,500
                                                ====================

See Notes to Consolidated Financial Statements

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                    Six Months
                                                 Ended September 30,
                                                   1995      1994
                                                --------------------
OPERATING ACTIVITIES:
  Net earnings                                       $275    $2,342
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                   2,980     2,852
    (Gain) loss on sales of property                   (3)       11
    Deferred income taxes, net                        (56)      846
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                           2,924    (7,051)
      Inventories                                  (5,784)   15,995
      Prepaid expenses                               (567)     (758)
      Other assets                                     83      (231)
      Receivable from ERLY                           (669)     (319)
      Accounts payable and accrued expenses        (1,094)    1,793
      Income taxes payable to ERLY                 (1,037)      109
                                                --------------------
  Net cash provided (used) by
    operating activities                           (2,948)   15,589
INVESTING ACTIVITIES:
  Property, plant and equipment additions          (2,863)   (2,259)
  Proceeds from sales of assets                         8        20
  Loan to ERLY                                    (10,500)      -
                                                --------------------
  Net cash used in
    investing activities                          (13,355)   (2,239)
FINANCING ACTIVITIES:
  Decrease in notes payable                       (16,907)   (9,463)
  Proceeds from issuance of mortgage notes         94,000       -
  Mortgage notes issuance costs                    (5,425)      -
  Repayment of long-term debt                     (55,300)   (3,908)
  Other, net                                          (26)       (4)
                                                --------------------
  Net cash provided by (used in)
    financing activities                           16,342   (13,375)
                                                --------------------
NET INCREASE IN CASH                                   39       (25)
CASH:
  Beginning of the period                           1,864     1,721
                                                --------------------
  End of the period                                $1,903    $1,696
                                                ====================
See Notes to Consolidated Financial Statements

                           AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Six Months Ended September 30, 1995
                                 (Thousands of Dollars)
                                      (Unaudited)


                                                                 Foreign      Total
                                            Additional           Currency    Stock -
                         Preferred  Common   Paid-in   Retained Translation  Holders'
                          Stock     Stock    Capital   Earnings Adjustments  Equity
                         --------- --------- --------- --------- --------- ---------
Balance April 1, 1995     $3,878    $2,444   $25,286    $13,352    ($748)   $44,212

Net earnings                 -         -         -          275                 275
                         --------- --------- --------- --------- --------- ---------
Balance
  September 30, 1995      $3,878    $2,444   $25,286    $13,627    ($748)   $44,487
                         ========= ========= ========= ========= ========= =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at September 30, 1995 and for each of the three and six month periods ended September 30, 1995 and 1994 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1995 is derived from the March 31, 1995 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2. Notes Payable and Long-Term Debt

In a public offering completed on August 24, 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under the $47.5 million revolving credit loan. The Notes were issued pursuant to an indenture between ARI and U.S. Trust Company of Texas, N.A. (the "Indenture").

The Notes provide for interest payments semiannually, mature on July 31, 2002, and are non callable by ARI prior to July 31, 1999, after which date the Notes are callable at the option of ARI, in whole or in part, at any time upon not less than 30 nor more than 60 days notice, at 107.0% of the principal amount, declining ratably to par on or after July 31, 2001. Except under certain changes of control, upon remarketing of the industrial revenue bonds, or asset sales, as defined in the Indenture, ARI is not required to make mandatory redemption payments on the Notes. The Notes accrue fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than

$20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that
(a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable.

The Notes are secured by (a) a first or second priority security interest in substantially all of ARI's property, plant and equipment (including related leasehold interests), (b) a first priority security interest in 39 acres of land in Houston, Texas held for sale, (c) a pledge agreement creating first priority security interests in the capital stock of ARI held by ERLY (other than 200,000 shares of ARI's Series B preferred stock pledged to the holders of ARI's Series
C preferred stock), (d) the ERLY notes receivable and (e) a security agreement creating a first priority security interest in all registered U.S. trademarks and a security interest in all other registered trademarks owned or licensed by ARI.

The Notes rank senior in right of payment to all subordinated indebtedness and pari passu in right of payment with all existing and future senior indebtedness of ARI, including borrowings under the revolving credit loan. The Indenture includes covenants that in certain instances restrict, among other things, (a) the payment of dividends,
(b) the redemption of equity interests of ARI, (c) the payment on or redemption of indebtedness subordinate to the Notes, (d) certain investments (as defined), (e) the incurrence of certain indebtedness and issuance of preferred stock, (f) certain transactions with affiliates and (g) certain mergers, consolidations or sales of assets. In addition, the Indenture contains certain limitations on capital expenditures, operating lease obligations and rice contract polices and procedures. The Indenture and the revolving credit loan described below contain cross default provisions.

The revolving credit loan, which was amended effective June 30, 1995, bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan is primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At September 30, 1995, the outstanding balance on this loan was $10.1 million and on October 1, 1995 the borrowing base under the loan was $37.4 million. During the six months ended September 30, 1995, ARI's maximum borrowing under the loan was $32.4 million

Long-term debt consisted of the following:

                                          September 30,  March 31,
                                              1995         1995
                                            ---------------------
     13.0% Mortgage Notes                   $100,000
        Less unamortized discount             (5,944)
     Chase Manhattan Bank                                 $23,755
     Internationale Nederland Bank, N.V.                   23,755
     Texas Commerce Bank                                    6,842
     Other notes                                              948
                                            ---------------------
        Total                                 94,056       55,300

     Less current maturities                     -         (6,727)
                                            ---------------------
        Total long-term debt                $ 94,056      $48,573
                                            =====================


3.  Statement of Cash Flows

Borrowings under the revolving credit line in the six months ended September 30, 1995 and 1994 totaled $176.0 million and $161.5 million, respectively, and repayments during the same periods totaled $192.9 million and $171.0 million, respectively. ARI made cash payments for interest and financing fees of approximately $6.2 million and $4.4 million during the six months ended September 30, 1995 and 1994, respectively. ARI paid $1.2 million and $424 thousand for federal and state income taxes during the six months ended September 30, 1995 and 1994, respectively.

4.  Reverse Stock Split

A one-for-five reverse stock split was effected for all issues of preferred and common stock on September 8, 1994. All per share information in the financial statements has been adjusted for this reverse stock split.

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

Significant Factors Effecting Future Operations

Japan has commenced placing orders pursuant to that country's commitment under the General Agreement on Tariffs and Trade ("GATT") treaty (see discussion of Japan business in following paragraph). ARI medium grain sales to Japan from its Maxwell, California facilities which will begin in November 1995 are expected to favorably impact earnings in the third and fourth quarters. However, the current marketing outlook for U.S. Southern long grain rice, also a major element of ARI's business, is somewhat uncertain, with generally weak demand for unbranded export sales. Such sales are an important component of ARI's capacity utilization.

ARI's sales to Asia totaled $42.8 million and $50.0 million in the fiscal years ended March 31, 1994 and 1995, respectively. Japan accounted for virtually all of ARI's sales to this region. For the twelve month period ended August 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the U.S. ARI processed and milled approximately 62% of the tonnage from the U.S. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially reduced Japan's 1993 rice crop. Management believes that the poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last ten harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant of GATT, Japan is contractually obligated to import 379,000 metric tons (8.4 million hundredweights) of rice for the twelve month period beginning April 1, 1995 increasing to 758,000 metric tons (17.7 million hundredweights) annually by the year 2000. Japan's purchases to date under the first year commitment indicate that the U.S. has an excellent opportunity to continue to supply approximately half of these projected imports.

Three Months Ended September 30, 1995 Compared to
Three Months Ended September 30, 1994

Net Sales. Net sales increased $12.1 million, or 15.4%, from $78.3 million in fiscal 1995 to $90.4 million in fiscal 1996. Of this increase, $10.4 million resulted from increased export sales and $1.7 million from increased sales in the U.S. and Canada.

Export sales increased due to higher volume and to higher average prices. Total export sales volume increased approximately
800 thousand equivalent rough rice hundredweights or 18%, accounting for a $8.3 million sales increase. Average export prices increased approximately 4%, accounting for $2.1 million in sales increases. Export volume was higher primarily due to increased volume in the Middle East partially offset by lower sales to Japan compared to the second quarter of the prior year. Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross Profit. Gross profit was 11% of sales for the fiscal 1996 quarter and 12% for the same period in 1995. Gross profit increased $667 thousand, or 7.4%, from $9.1 million in the fiscal 1995 second quarter to $9.7 million in fiscal 1996, due primarily to increases in gross profit from Western Hemisphere and Middle East sales partially offset by lower gross profits from the absence of Japan business in the fiscal 1996 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $465 thousand, or 8.3% from $5.6 million in the fiscal 1995 quarter to $6.1 million in fiscal 1996.
As a percentage of net sales, selling, general and administrative expenses decreased from 7.2% in the 1995 quarter to 6.7% in fiscal 1996.

Interest Expense. Interest expense increased $1.1 million from $3.1 million in the fiscal 1995 period to $4.2 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs.

Six Months Ended September 30, 1995 Compared to
Six Months Ended September 30, 1994

Net Sales. Net sales declined $7.2 million, or 3.9%, from $184.0 million in fiscal 1995 to $176.8 million in fiscal 1996. The decline in sales was composed of $7.7 million in decreased export sales partially offset by $455 thousand from increased sales in the U.S. and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately
1.7 million equivalent rough rice hundredweights or 14%, accounting for a $16.4 million sales decline. Average export prices increased approximately 8%, accounting for $8.7 million in sales increases. Export volume was lower primarily due to the lack of sales to Japan compared to the prior year. This sales decline was partially offset by higher sales to the Middle East. Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross Profit. Gross profit was 11% of sales for both the fiscal 1995 and 1996 quarters. Gross profit declined $1.1 million, or 5.5%, from $20.4 million in fiscal 1995 to $19.3 million in fiscal 1996, due primarily to lower sales to Japan from ARI's Maxwell, California facility partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $964 thousand, or 8.9% from $10.9 million in fiscal 1995 to $11.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from 5.9% in 1995 to 6.7% in fiscal 1996 due primarily to a higher proportion of branded sales in 1996.

Interest Expense. Interest Expense increased $1.6 million from
$6.0 million in fiscal 1995 to $7.6 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

In a public offering completed on August 24, 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under the $47.5 million revolving credit loan.

The Notes provide for interest payments semiannually, mature on July 31, 2002, and are non callable by ARI prior to July 31, 1999, after which date the Notes are callable at the option of ARI, in whole or in part, at any time upon not less than 30 nor more than 60 days notice, at 107.0% of the principal amount, declining ratably to par on or after July 31, 2001. Except under certain changes of control, upon remarketing of the industrial revenue bonds, or asset sales, as defined in the Indenture, ARI is not required to make mandatory redemption payments on the Notes. The Notes accrue fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that
(a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable.

As of September 30, 1995, the total contingent interest accrued was $89,162. Relevant details are as follows:

                               December 31, 1994       June 30, 1995
                                ----------------    -----------------
    Consolidated Cash Flow:
        Year Ended                   $24,329,000          $20,631,000
        Semiannual Period Ended       $9,897,000          $10,735,000
    Contingent Interest Accrued
        as of September 30, 1995:
           Amount Pertaining to
              Semiannual Period
              Ended (Total-$89,162)      $17,595              $71,567
           Accrual Dates       August 24 through  September 1 through
                                 August 31, 1995   September 30, 1995
    Contingent Interest Paid
        as of September 30, 1995:            -0-                  -0-
    Adjusted Fixed Cost Coverage
        Ratio for Year Ended                                 1.9 to 1

For the quarter ending September 30, 1995, the consolidated cash flow was $4,804,000.

The Notes are secured by (a) a first or second priority security interest in substantially all of ARI's property, plant and equipment (including related leasehold interests), (b) a first priority security interest in 39 acres of land in Houston, Texas held for sale, (c) a pledge agreement creating first priority security interests in the capital stock of ARI held by ERLY (other than 200,000 shares of ARI's Series B preferred stock pledged to the holders of ARI's Series
C preferred stock), (d) the ERLY notes receivable and (e) a security agreement creating a first priority security interest in all registered U.S. trademarks and a security interest in all other registered trademarks owned or licensed by ARI.

The Notes rank senior in right of payment to all subordinated indebtedness and pari passu in right of payment with all existing and future senior indebtedness of ARI, including borrowings under the revolving credit loan. The Indenture includes covenants that in certain instances restrict, among other things, (a) the payment of dividends,
(b) the redemption of equity interests of ARI, (c) the payment on or redemption of indebtedness subordinate to the Notes, (d) certain investments (as defined), (e) the incurrence of certain indebtedness and issuance of preferred stock, (f) certain transactions with affiliates and (g) certain mergers, consolidations or sales of assets. In addition, the Indenture contains certain limitations on capital expenditures, operating lease obligations and rice contract polices and procedures. The Indenture and the revolving credit loan described below contain cross default provisions.

The revolving credit loan, which was amended effective June 30, 1995, bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan is primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At September 30, 1995, the outstanding balance on this loan was $10.1 million and on October 1, 1995 the borrowing base under the loan was $37.4 million. During the six months ended September 30, 1995, ARI's maximum borrowing under the loan was $32.4 million.

ARI's Board of Directors previously adopted a resolution authorizing its management to sell 39 acres of land in Houston, Texas. The proceeds of any such sale are required by the terms of the indenture to be offered for redemption of the Notes. Management believes that the net realizable value of this property approximates its current carrying value of $18.3 million.

Capital expenditures, limited by the Note Indenture to $5.5 million per fiscal year (with carryover provisions as defined) if the consolidated cash flow (as defined) does not exceed $30 million per year, were $2.9 million and $2.3 million for the six months ended September 30, 1995 and 1994, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of September 30, 1995. As of September 30, 1995, the Preferred B dividends accumulated but not declared are $12.1 million and the Preferred C dividends accumulated but not declared are $1.8 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

27    Financial Data Schedule

(b) During the quarter ended September 30, 1995, Registrant did not file any Form 8-K Reports.

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



                                           American Rice, Inc.
                                           -------------------
                                               Registrant



                                           Joseph E. Westover
                                       ---------------------------
                                       Vice-President / Controller

Exhibit 11.1

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
              (Thousands of Dollars Except Per Share Data)


                                Three Months          Six Months
                             Ended September 30,   Ended September 30,
                              1995       1994       1995       1994
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)           ($101)      $332       $275     $2,342

  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (2,590)    (2,590)
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
                               (1,483)    (1,483)    (2,965)    (2,965)
                           --------------------------------------------
  Loss applicable to
    common stock              ($1,584)   ($1,151)   ($2,690)     ($623)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A              -          -          -          -
                           --------------------------------------------
                                2,444      2,444      2,444      2,444
                           ============================================

  Loss per share
   applicable to common stock  ($.65)     ($.47)    ($1.10)     ($.25)
                           ============================================

      *  See Note 4 to Consolidated Financial Statements

Continued on next page

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
              (Thousands of Dollars Except Per Share Data)

                                Three Months          Six Months
                             Ended September 30,   Ended September 30,
                             1995 **    1994 **    1995 **    1994 **
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings (loss)           $(101)      $332       $275     $2,342


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock                ($289)      $144      ($100)    $1,967
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock ($.03)      $.02      ($.01)      $.22
                           ============================================


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