Form 10-Q
period 1995-12-31
AMERICAN RICE INC
filed 1996-02-14
CIK 824206

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the three months ended December 31, 1995


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of February 6, 1996 is 2,443,699 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                    Three Months        Nine Months
                                Ended December 31,  Ended December 31,
                                   1995      1994      1995      1994
                                ----------------------------------------

Net sales                        $101,440  $106,330  $278,201  $290,350

Cost of sales                      93,131    96,445   250,638   260,092
                                ----------------------------------------
    Gross profit                    8,309     9,885    27,563    30,258

Selling, general and
  administrative expenses           6,158     6,123    18,003    17,004
Provision for loss on disposal
  of property (Note 4)              7,200       -       7,200       -
                                ----------------------------------------
    Operating income (loss)        (5,049)    3,762     2,360    13,254

Interest expense                    4,914     3,258    12,516     9,227
Interest income                      (642)     (172)   (1,170)     (522)
Minority interest                    (217)      (17)     (463)      (21)
Other income and expense              100      (328)      251      (170)
                                ----------------------------------------
Earnings (loss) before
  income taxes                     (9,204)    1,021    (8,774)    4,740

Provision for
  income taxes (benefit)           (3,313)      377    (3,159)    1,754
                                ----------------------------------------
    Net earnings (loss)           ($5,891)     $644   ($5,615)   $2,986
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     4,448     4,448
                                ----------------------------------------
Net loss applicable
  to common stock                 ($7,374)    ($839) ($10,063)  ($1,462)
                                ========================================
Loss per applicable
  common and common equivalent
  share:

  Primary                          ($3.02)    ($.34)   ($4.12)    ($.60)
                                ========================================
  Fully diluted                    ($3.02)    ($.34)   ($4.12)    ($.60)
                               =========================================
See Notes to Consolidated Financial Statements

               AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                             December 31,  March 31,
                                                   1995      1995
                                                --------------------
ASSETS                                          (Unaudited)

Current assets:
  Cash and cash equivalents                        $1,259    $1,864
  Accounts receivable, net                         42,319    33,423
  Inventories
    Finished goods                                 34,191    17,108
    Raw materials                                  30,695    33,097
  Prepaid expenses                                    899       793
  Deferred income taxes                             3,412     3,451
  Net assets of Houston properties
    held for sale (Note 4)                         13,535	    -
                                                --------------------
    Total current assets                          126,310    89,736


Net assets of Houston properties held for sale        -      18,767
Other assets                                       20,843    15,710
Receivable from ERLY                               24,429    11,901
Property, plant and equipment, net                 42,673    41,386
                                                --------------------
  Total assets                                   $214,255  $177,500
                                                ====================

Continued on next page

See Notes to Consolidated Financial Statements

		 AMERICAN RICE, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Thousands of Dollars)

                                              December 31,  March 31,
                                                   1995      1995
                                                --------------------
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $35,725   $33,937
  Accounts payable and accrued expenses            39,266    34,372
  Income taxes payable to ERLY                        -       1,037
  Current portion of long-term debt                   103     6,727
                                                --------------------
    Total current liabilities                      75,094    76,073

Long-term debt                                     95,377    48,573

Deferred income taxes                               5,187     8,616

Minority interest                                     -          26

Stockholders' equity (Note 3):
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                      778       778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                    2,800     2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                       300       300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,699 shares
    issued and outstanding                          2,444     2,444
  Paid-in capital                                  25,286    25,286
  Retained earnings                                 7,737    13,352
  Cumulative foreign currency
    translation adjustments                          (748)     (748)
                                                --------------------
  Total stockholders' equity                       38,597    44,212
                                                --------------------
    Total liabilities and stockholders' equity   $214,255  $177,500
                                                ====================
See Notes to Consolidated Financial Statements

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                             (Unaudited)
	   	                                        Nine Months
                                                 Ended December 31,
                                                   1995      1994
OPERATING ACTIVITIES:                            ------------------
  Net earnings (loss)                             ($5,615)   $2,986
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                   4,377     4,793
    Mortgage note discount accretion                  190       -
    (Gain) loss on sales of property                  -          34
    Provision for loss on disposal
      of property (Note 4)                          7,200
    Deferred income taxes, net                     (3,390)    1,077
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                          (8,896)   (6,717)
      Inventories                                 (14,681)   23,322
      Prepaid expenses                               (106)     (549)
      Other assets                                    128      (451)
      Receivable from ERLY                         (2,028)     (887)
      Accounts payable and accrued expenses         2,926       891
      Income taxes payable to ERLY                 (1,037)      250
                                                --------------------
  Net cash provided (used) by
    operating activities                          (20,932)   24,749
INVESTING ACTIVITIES:
  Property, plant and equipment additions          (4,390)   (2,593)
  Proceeds from sales of assets                        85        16
  Loan to ERLY                                    (10,500)      -
                                                --------------------
  Net cash used in
    investing activities                          (14,805)   (2,577)
FINANCING ACTIVITIES:
  Increase(decrease)in notes payable                1,788   (18,395)
  Proceeds from issuance of long-term debt	         1,290	      -
  Proceeds from issuance of mortgage notes         94,000       -
  Mortgage notes issuance costs                    (6,620)      -
  Repayment of long-term debt                     (55,300)   (3,908)
  Other, net                                          (26)      (21)
                                                 --------------------
Net cash provided by (used in)
  financing activities                             35,132   (22,324)
                                                 --------------------
NET DECREASE IN CASH                                 (605)     (152)
CASH:
  Beginning of the period                           1,864     1,721
                                                --------------------
  End of the period                                $1,259    $1,569
                                                ====================
See Notes to Consolidated Financial Statements


                           AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Nine Months Ended December 31, 1995
                                 (Thousands of Dollars)
                                      (Unaudited)

                                                                 Foreign      Total
                                            Additional           Currency    Stock -
                         Preferred  Common   Paid-in   Retained Translation  Holders'
                          Stock     Stock    Capital   Earnings Adjustments  Equity
                         --------- --------- --------- --------- --------- ---------
Balance April 1, 1995     $3,878    $2,444   $25,286    $13,352    ($748)   $44,212

Net earnings (loss)          -         -         -       (5,615)             (5,615)
                         --------- --------- --------- --------- --------- ---------
Balance
  December 31, 1995       $3,878    $2,444   $25,286     $7,737    ($748)   $38,597
                         ========= ========= ========= ========= ========= =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at December 31, 1995 and for each of the three and nine month periods ended December 31, 1995 and 1994 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1995 is derived from the March 31, 1995 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2. Notes Payable and Long-Term Debt

In a public offering completed on August 24, 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY Industries Inc. due 2002, and to reduce borrowings outstanding under the $47.5 million revolving credit loan. The Notes were issued pursuant to an indenture between ARI and U.S. Trust Company of Texas, N.A. (the "Indenture").

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

The revolving credit loan, which was amended effective June 30, 1995, bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan is primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At December 31, 1995, the outstanding balance on this loan was $32 million and on January 1, 1996 the borrowing base under the loan was $47.1 million. During the nine months ended December 31, 1995, ARI's maximum borrowing under the loan was $33.2 million

Long-term debt consisted of the following:

                                          December 31,  March 31,
                                              1995         1995
                                            ---------------------
     13.0% Mortgage Notes                   $100,000
        Less unamortized discount             (5,810)
     Chase Manhattan Bank                                 $23,755
     Internationale Nederland Bank, N.V.                   23,755
     Texas Commerce Bank                                    6,842
     Other notes                               1,290          948
                                            ---------------------
        Total                                 95,480       55,300

     Less current maturities                    (103)      (6,727)
                                            ---------------------
        Total long-term debt                $ 95,377      $48,573
                                            =====================


3.  Statement of Cash Flows

Borrowings under the revolving credit line in the nine months ended December 31, 1995 and 1994 totaled $289 million and $248 million, respectively, and repayments during the same periods totaled $287 million and $266 million, respectively. ARI made cash payments for interest and financing fees of approximately $6.2 million and $6.8 million during the nine months ended December 31, 1995 and 1994, respectively. ARI paid $1.3 million and $427 thousand for federal and state income taxes during the nine months ended December 31, 1995 and 1994, respectively.

4. Provision for Loss on Disposal of Properties

ARI has entered into agreements to sell its properties in Houston, Texas. The terms of the agreements require that certain conditions be met prior to consummation of the sales including demolition of structures and updated environmental studies. The net realizable value of the transactions is expected to approximate $11.6 million. Accordingly, the previous carrying value of the properties of $18.8 million is being reduced to its approximate net realizable value by a non-recurring charge of $7.2 million in the three months ended December 31, 1995. The transactions are expected to be consummated in the third quarter of calendar 1996.

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

Three Months Ended December 31, 1995 Compared to
Three Months Ended December 31, 1994

Net Sales. Net sales decreased $4.9 million, or 4.6%, from $106.3 million in fiscal 1995 to $101.4 million in fiscal 1996. Export sales of $65.5 million declined $7.0 million, or 9.7%, from the fiscal 1994 period while sales in the U.S. and Canada increased $2.1 million, or 6.3% to $35.9 million.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately
1.7 million equivalent rough rice hundredweight's or 26%, accounting for an $18.7 million sales decrease. Average export prices increased approximately 22%, accounting for $11.7 million in sales increases. Export volume was lower primarily due to decreased volume in the Middle East and the Caribbean as a result of generally weak demand for unbranded product. Partially offsetting these declines, sales to Japan were higher, although shipment levels in the quarter were not as high as expected due to port congestion and unfavorable weather conditions. Domestic sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 8% of sales for the fiscal 1996 quarter and 9% for the same period in 1995. Gross profit declined $1.6 million, or 15.9%, from $9.9 million in the fiscal 1995 third quarter to $8.3 million in fiscal 1996, due primarily to declines in gross profit from sales in the Western Hemisphere and Middle East as a result of lower volume, partially offset by higher gross profits from sales to Japan.

Provision for Loss on Disposal of Properties. ARI has entered into agreements to sell its properties in Houston, Texas. The terms of the agreements require that certain conditions be met prior to consummation of the sales including demolition of structures and updated environmental studies. The net realizable value of the transactions is expected to approximate $11.6 million. Accordingly, the previous carrying value of the properties of $18.8 million is being reduced to its approximate net realizable value by a non-recurring charge of $7.2 million in the three months ended December 31, 1995. The transactions are expected to be consummated in the third quarter of calendar 1996.

Management believes it is in the best interest of ARI to proceed with disposition of the property in an expeditious manner due to the improvement in liquidity it will provide and to the Note covenant requiring sale of the property within eighteen months of the date of issuance of the notes to avoid certain penalties. Management expects to invest the proceeds in other projects.

Interest. Interest expense increased $1.6 million from $3.3 million in the fiscal 1995 period to $4.9 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1996 period includes accretion of the $6 million original issue discount on the Notes. Partially offsetting the increase in interest expense, interest income increased $470 thousand to $642 thousand due primarily to the $10.5 million loan to ERLY (see Note 2 of Notes to Consolidated Financial Statements).

Nine Months Ended December 31, 1995 Compared to
Nine Months Ended December 31, 1994

Net Sales. Net sales declined $12.1 million, or 4.2%, from $290.4 million in fiscal 1995 to $278.2 million in fiscal 1996. The decline in sales was composed of $14.7 million in decreased export sales partially offset by $2.6 million from increased sales in the U.S. and Canada.

Export sales declined due to lower volume partially offset by higher average prices. Total export sales volume declined approximately
3.4 million equivalent rough rice hundredweight's or 18%, accounting for a $34.5 million sales decline. Average export prices increased approximately 12.5%, accounting for $19.8 million in sales increases. Export volume was lower primarily due to lower sales to Japan and the Caribbean partially offset by higher sales to the Middle East. Domestic sales were higher as a result of higher volume partially offset by lower average prices.

Gross Profit. Gross profit was 10% of sales for both the fiscal 1995 and 1996 periods. Gross profit declined $2.7 million, or 8.9%, from $30.3 million in fiscal 1995 to $27.6 million in fiscal 1996, due primarily to lower sales to Japan partially offset by increases in gross profit from Western Hemisphere and Middle East sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 5.9% from $17.0 million in fiscal 1995 to $18.0 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from 5.9% in 1995 to 6.5% in fiscal 1996 due primarily to a higher proportion of branded sales in 1996.

Interest. Interest Expense increased $3.3 million from $9.2 million in fiscal 1995 to $12.5 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates. Interest income increased $648 thousand due primarily to the $10.5 million loan to ERLY.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

Comparing December 31, 1995 to March 31, 1995 balances ARI accounts receivable increased $8.9 million to $42.3 million and inventories increased $14.7 million to $64.9 million. The accounts receivable increase is primarily attributable to the beginning of the Japan sales. Inventories increased due to a variety of factors which included generally higher price levels and higher inventories in Vietnam and for Saudi Arabia business.

Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In October 1994, ARI entered into an agreement with Rice Milling and Trading, Ltd., Inc. ("RMT"), an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack rice on a exclusive basis and under strict ARI quality supervision. By shipping rice in bulk to RMT, ARI reduces vessel loading and freight costs. Shipments to RMT under this agreement began in June 1995, and shipments to Saudi merchants from the RMT facility began in October 1995. Attendant with the change from processing in the United States to processing in the Saudi Arabia, ARI experienced some inventory increases.

In a public offering completed on August 24, 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under the $47.5 million revolving credit loan.

The Notes provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that
(a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. As of December 31, 1995, the total contingent interest accrued was $308,633. Relevant details are as follows:

                               December 31, 1994       June 30, 1995     December 31, 1995
                                ----------------    -----------------    -----------------
   Consolidated Cash Flow:
       Year Ended                   $24,329,000          $20,631,000          $18,564,000
       Semiannual Period Ended       $9,897,000          $10,735,000           $7,830,000
   Contingent Interest Accrued
       as of December 31, 1995:
          Amount Pertaining to
             Semiannual Period
                  Ended                 $17,595             $291,038                 -0-
          Accrual Dates              August 24 -        September 1 -
                                  August 31, 1995     December 31, 1995
   Contingent Interest Paid
       as of December 31, 1995:             -0-                  -0-                 -0-
   Adjusted Fixed Cost Coverage
       Ratio for Year Ended                                 1.9 to 1            1.4 to 1


For the three month periods ended December 31, 1995 and September 30, 1995, respectively, the consolidated cash flow was $3,071,000 and $4,759,000, respectively.

The revolving credit loan, which was amended effective June 30, 1995, bears interest at the prime rate of interest plus 0.5% and will mature on May 24, 1996. Funds available for borrowing under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan is primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At December 31, 1995, the outstanding balance on this loan was $32 million and on January 1, 1996 the borrowing base under the loan was $47.1 million. During the nine months ended December 31, 1995, ARI's maximum borrowing under the loan was $33.2 million.

Capital expenditures, limited by the Note Indenture to $5.5 million per fiscal year (with carryover provisions as defined) if the consolidated cash flow (as defined) does not exceed $30 million per year, were $4.4 million and $2.6 million for the nine months ended December 31, 1995 and 1994, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of December 31, 1995. As of December 31, 1995, the Preferred B dividends accumulated but not declared are $13.4 million and the Preferred C dividends accumulated but not declared are $1.9 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - none

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share.

27    Financial Data Schedule

(b) During the quarter ended December 31, 1995, Registrant did not file any Form 8-K Reports.

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



                                           American Rice, Inc.
                                           -------------------
                                               Registrant



                                           Joseph E. Westover
                                       ---------------------------
                                       Vice-President / Controller

Exhibit 11.1

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
              (Thousands of Dollars Except Per Share Data)


                                Three Months         Nine Months
                             Ended December 31,   Ended December 31,
                              1995       1994       1995       1994
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)         ($5,891)      $644    ($5,615)    $2,986

  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (3,885)    (3,885)
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
                               (1,483)    (1,483)    (4,448)    (4,448)
                           --------------------------------------------
  Loss applicable to
    common stock              ($7,374)     ($839)  ($10,063)   ($1,462)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A              -          -          -          -
                           --------------------------------------------
                                2,444      2,444      2,444      2,444
                           ============================================

  Loss per share
   applicable to common stock  ($3.02)     ($.34)    ($4.12)     ($.60)
                           ============================================

Continued on next page

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
              (Thousands of Dollars Except Per Share Data)

                                Three Months          Nine Months
                             Ended December 31,   Ended December 31,
                              1995       1994       1995       1994
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings (loss)         ($5,891)      $644    ($5,615)     $2,986


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock              ($6,079)      $456    ($6,178)    $2,423
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock ($.69)      $.05      ($.70)      $.27
                           ============================================


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