Form 10-K
period 1996-03-31
AMERICAN RICE INC
filed 1996-06-27
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10 - K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended                             Commission file
       March 31, 1996                                     Number 0-17039


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

As of June 21, 1996, 2,443,692 shares of the Registrant's Common Stock, par value $1 per share, were outstanding, and the aggregate market value of the outstanding Common Stock, $1 par value, of the Registrant held by non-affiliates of the Registrant as of June 17, 1996, based on the average bid and asked prices for these shares on the NASDAQ System, was $3,540,067.

                   Documents Incorporated by Reference

Portions of the 1996 Proxy Statement to Shareholders are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                             AMERICAN RICE, INC.
                           FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS
Part I
- ------
Item 1:     Business                                See page      1

Item 2:     Properties                              See page     12

Item 3:     Legal Proceedings                       See page     12

Item 4:     Submission of Matters to a              See page     13
            Vote of Security Holders

Part II
- -------
Item 5:     Market for the Company's                See page     13
            Common Stock and Related
            Stockholder Matters

Item 6:     Selected Financial Data                 See page     13

Item 7:     Management's Discussion                 See page     16
            and Analysis of Financial
            Condition and Results of
            Operations

Item 8:     Consolidated Financial                  See page  F - 1
            Statements

Item 9:     Changes in and Disagreements            See page     21
            with Accountants on Accounting
            and Financial Disclosure

Part III
- --------
Item 10:    Directors and Executive                 See page     22
            Officers of the Company

Item 11:    Executive Compensation              See Proxy Statement

Item 12:    Security Ownership of Certain       See Proxy Statement
            Beneficial Owners and
            Management

Item 13:    Certain Relationships               See Proxy Statement
            and Related Transactions
Part IV
- -------
Item 14:    Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K

                                 PART I

Item 1.   Business
- ------    --------

Recent Events

In June 1996, the Company entered into an agreement to acquire a domestic and foreign olive business from Campbell Soup Company. Assets to be acquired include domestic inventories and fixed assets and all of the outstanding common stock of a Spanish company which comprises the foreign olive business. The purchase price is expected to be approximately $38 million, which will be funded primarily from ARI's credit facilities. The acquisition, which is expected to close in July 1996, will be accounted for as a purchase, and the results of operations of the acquired business will be included in the Company's consolidated financial statements after that date.

Background

The business of ARI dates back to 1901 when the predecessor company to Comet Rice, Inc. ("Comet") was formed in Beaumont, Texas. Comet Rice, named after the appearance of Haley's Comet during a product presentation, was the first rice to be sold in branded packages and was widely advertised and marketed as a brand of high quality rice. In 1952, the predecessor company to Comet merged with Wonder Rice Mills, Inc. of Stuttgart, Arkansas and Adolphus Rice Mills, Inc. of Houston, Texas, which added the Wonder(R) and Adolphus(R) brand names to the product line, as well as the Stuttgart Facility. This rice milling business was purchased in 1970 by Early California Industries Inc. ("Early"), a California company engaged in agribusiness. In 1972, Early formed Comet as a new subsidiary into which Early transferred all of its rice business assets, including its trademarks. In 1979, Comet acquired United Rice Growers and Millers which owned a rice processing facility in Maxwell, California (the "Maxwell Facility"). This facility remains the Company's primary milling facility in the California rice producing region. Early subsequently changed its name to ERLY Industries Inc. ("ERLY") in 1985.

In 1986, Comet and American Rice, Inc., a Texas agricultural cooperative marketing association formed in 1969 and comprised primarily of rice growers (the "ARI Cooperative"), formed a joint venture known as Comet American Marketing ("CAM") for the purpose of conducting joint domestic marketing operations. In connection with the formation of CAM, both companies contributed virtually all of their domestic brands to CAM and Comet transferred certain processing and packaging equipment, packaging supplies and production responsibilities to the ARI Cooperative. ARI was incorporated in 1987 by the ARI Cooperative and in 1988, the ARI Cooperative contributed all of its assets to the Company in exchange for 52% of ARI's voting capital stock, which the ARI Cooperative distributed to its members. Comet obtained the remaining 48% of ARI's voting capital stock in exchange for contributing to the Company cash and Comet's 50% interest in CAM. On May 26, 1993, ERLY consolidated its ownership interests in the Company and Comet, pursuant to which ERLY transferred all of the operating assets and liabilities of Comet to ARI in exchange for shares of voting preferred stock that gave ERLY an additional 33% of the voting power of ARI (the "Acquisition"). As a result of the Acquisition, ERLY holds 81% of the voting power of the Company.

As a result of the Acquisition, the Company diversified the market for its products, expanded its share of both the domestic and export rice markets, increased its sources of supply of rough rice and reduced its operating costs. The Acquisition reduced manufacturing and distribution costs by allowing ARI to process and package products closer to the ultimate customer and thereby utilize total capacity more efficiently. The Acquisition also enabled ARI to better utilize its milling facilities due to increased availability of bank credit lines and working capital, which in turn allowed ARI to purchase additional raw product from a larger growing area and to sell to additional export markets.

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

Approximately 60% of the Company's net sales consist of branded rice, which typically commands a higher price and profit margin than commodity rice and is less susceptible to decreases in sales volume due to increases in consumer prices. With leading brand names that sustain the number one or two positions in many of the major rice consuming markets domestically and abroad, ARI typically is able to achieve high margins in these branded markets. ARI markets white rice, instant rice, parboiled rice, brown rice and rice mixes under proprietary, trademarked brand names such as Blue Ribbon(R), Comet(R), Adolphus(R), AA(R), Cinta Azul(R), Wonder(R), Colusa Rose(R) and Chopstick(R). ARI is a leading marketer of U.S. rice in many of the world's major rice importing countries, including Saudi Arabia, Haiti and Turkey. In Saudi Arabia, the third largest import rice market in the world, the Chopstick(R) brand, known locally as Abu Bint(R), has been the number one brand of U.S. grown rice sold in that country since 1973, and has consistently represented over two-thirds of the U.S. grown rice sold in that country. ARI's leading brand names and broad product lines have facilitated the Company's penetration of new markets and introduction of new products in existing markets.

In 1994 ARI entered into a joint venture ("ARI-Vinafood") with a company owned by the Socialist Republic of Vietnam to process and market Vietnamese grown rice. ARI's 55% ownership in ARI-Vinafood enables it to participate in the world market for Asian origin rice, the largest market segment in the world rice market. Management believes that this product source will enable it to increase its market share in certain key regions as well as provide a competitive product under its existing brand names to major rice consuming markets in Asia and South America.

Industry Overview

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 125% during the last 30 years to approximately 350 million metric tons. Domestic consumption of rice has more than doubled since 1984 and currently exceeds 3.3 million metric tons annually. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and, to a lesser degree, increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 150 pounds per person on a worldwide basis, with Asia having the highest per capita annual consumption at approximately 225 pounds and the United States with one of the lowest at 28 pounds.

International Trade. While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons to approximately 15 million metric tons. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

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

Rice produced in the United States is generally of a high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the United States Department of Agriculture ("U.S.D.A."), exports of rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of 2.6 million metric tons per year in the years from 1993 to 1994. The U.S.D.A. estimates that the United States exported 2.7 million metric tons of rice in 1995.

International trade has been impacted favorably by the effects of the General Agreement on Tariff and Trade ("GATT"). Signatory countries, including the United States, the European Union, Japan, and South Korea began implementation of their GATT commitments on January 1, 1995, which required with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan and South Korea, which were not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan imported approximately 400,000 metric tons of rice in 1995, and its imports are scheduled to increase each year to 758,000 metric tons by 2000. Commencing in the summer of 1995, South Korea's quota is 51,000 metric tons, which they have agreed to double by 1999 and double again by 2004. In general, reductions on tariffs will make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over six years, with a minimum of a 15% reduction on any individual item. Developing nations will reduce tariffs 24% over ten years and must meet a minimum 10% per item reduction. Management believes that the net effect of GATT will be to stimulate additional medium grain rice production in the United States and will increase the amount of rice traded globally.

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

Approximately 50% to 60% of rice produced in the United States is consumed domestically. Approximately 70% of U.S. consumption is for food use or direct consumption. Rice used in food processing accounts for approximately 19% of total U.S. rice consumption while the remainder is used in the production of beer.

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

The Company plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of net sales of ARI during the past three years:

                                           Year ended March 31,
                                  -------------------------------------
                                     1996          1995         1994
                                  ---------     ---------     ---------
                                              (in thousands)
   United States and Canada        $141,868      $129,271      $102,624

   Export Sales:
     Middle East                    117,359        91,449        89,782
     Caribbean, Mexico, and
       South America                 64,654        84,806        38,935
     Asia                            49,453        49,963        42,838
     Europe                          18,111        13,632         6,260
     Africa                           2,275         3,864         4,012
     Other                               55            65            13
                                  ---------     ---------     ---------
   Total Export Sales               251,907       243,779       181,840
                                  ---------     ---------     ---------
   Total Sales                     $393,775      $373,050      $284,464
                                  =========     =========     =========

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion concerning export sales for ARI.

United States and Canada. ARI's domestic sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. The United States and Canada together provided 36% of net sales in fiscal 1996. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. This focused strategy allows ARI to maximize sales and achieve prominence as a branded supplier while minimizing selling, general and administrative expenses.

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

Middle East. The Middle East accounted for 30% of net sales in fiscal 1996. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 700,000 metric tons, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint(R) brand is considered to be one of the best recognized food products in Saudi Arabia and dominates all U.S. grown rice imports and has accounted for over 60% of all rice imported from the United States during the last 15 years. Overall, Abu Bint(R) is the number one brand with a market share of approximately 16% of the total Saudi Arabian market, three times larger than that of its closest competitor.

Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In 1994, ARI entered into an agreement with AJWA/RMTI, an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack Abu Bint(R) on an exclusive basis and under strict ARI quality supervision. By shipping rice in bulk to AJWA/RMTI, ARI has reduced vessel loading and freight costs while providing market competitiveness even better customer service and product freshness. Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors.

Historically, ARI has also had significant sales in Turkey and Iran.

Caribbean, Mexico and South America. This region accounted for 16% of net sales in fiscal 1996. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet(R), Blue Ribbon(R), and 4 Star(TM) throughout this region, with substantial Company-controlled or owned assets in Haiti, Jamaica and The Netherlands Antilles.

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

Asia. Asia accounted for 13% of net sales in fiscal 1996. For the twelve-month period ended July 1994, Japan imported 2.4 million metric tons of rice, including approximately 500,000 metric tons from the United States. ARI processed and milled approximately 62% of the tonnage from the United States. These rice imports, the first in 25 years by Japan, were necessary due to adverse weather conditions that materially impaired Japan's 1993 rice crop. The poor rice crop, combined with the fact that Japan's declining rice production had fallen short of annual Japanese rice consumption for seven of the last 10 harvests, had depleted Japan's rice stock-pile requiring significant rice imports. Although this was an unusual occurrence, as a participant in GATT, Japan imported approximately 400,000 metric tons of rice in 1995, and its imports are scheduled to increase each year to 758,000 metric tons by 2000. Management believes that the Japanese prefer California grown Calrose variety medium grain rice and that the United States has an excellent opportunity to obtain more than half of these projected Japanese imports. Because ARI has previously developed a reputation for high quality rice and superior service through its prior trade experience with Japanese importers, management believes it will have material involvement in these Japanese imports.

In 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam (the "Vietnam Partner") for the purpose of producing rice and related products at rice processing facilities in the Can Tho province of Vietnam. ARI owns 55% of ARI-Vinafood and also earns a royalty of 3.5% on all export sales from Vietnam by ARI-Vinafood. The term of ARI-Vinafood is 20 years and may be renewed by ARI for an additional 20 years, but ARI's participation in ARI-Vinafood is subject to a buy-out by the Vietnam Partner after the fifth year of operation.

ARI's participation in ARI-Vinafood has allowed ARI to participate in the world market for Asian origin rice. Asian rice varieties are preferred by many customers in different countries due to a unique taste which is attributed to different amylose or starch content. In addition, because of Asia's geographic proximity to such high rice consumption markets as China and Indonesia, ARI's participation in ARI-Vinafood gives it a freight cost advantage over any Western or European grown rice in those markets.

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

ARI buys rough rice from a variety of farm sources. A portion of these rough rice purchases are made under pre-harvest agreements. Pre-harvest agreements generally provide for delivery of rough rice from specified acreage at a price per hundredweight determined by the terms of the agreements. Generally, the price per hundredweight is determined based on local market conditions occurring between the time of harvest and on or after delivery to the buyers. ARI also obtains domestic rough rice through competitive bidding in all rice producing states. In addition to purchasing domestic rough rice, ARI obtains milled rice from other U.S. and foreign rice suppliers as needed.

The Chicago Board of Trade maintains a futures and options market in rough rice. ARI buys and sells futures and options contracts as a mechanism to manage a portion of its rough rice requirements.

The Company procures rice from a variety of locations, including five of the six significant U.S. rice growing states; Texas, Louisiana, Mississippi, Arkansas, and California.

Southern Facilities. ARI's principal Southern rice processing facility is located in Freeport, Texas (the "Freeport Facility"). The Freeport Facility is a 20-acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly at the facility. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. The Freeport Facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

During fiscal 1994 and 1995, ARI invested approximately $1.5 million to upgrade the Freeport Facility. ARI installed state-of-the-art equipment which increased the production capacity of the mill by approximately 1.2 million hundredweight per year and substantially improved yields, thereby reducing ARI's production cost per hundredweight.

California Facilities. ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell Facility is the largest capacity single rice mill operating in California. The Biggs, California facility (the "Biggs Facility"), which was first leased by Comet in 1991 and recently extended, is an older milling facility that provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell Facility and the Biggs Facility exceeds the multi-mill capacities of ARI's largest California competitors.

Other Facilities. ARI also operates packaging facilities in Kingston, Jamaica and Port-au-Prince, Haiti that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI operates an ocean-going vessel to service the Caribbean area facilities. These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.

Competition

Competition is based upon brand name recognition, quality, product availability, product innovation and price. On a global basis, ARI competes with approximately 15 entities that together trade or market over 50% of world trade in rice. These competitors are from the United States and other exporting countries such as Thailand, Pakistan and Vietnam. The Company's U.S. competitors in the domestic and export milled rice markets include Riviana Foods Inc., Riceland Foods, Inc., Producers Rice Mills, Inc., Continental Grain Company, Cargill Inc. and Farmers Rice Cooperative. There are other competitors in certain specialized marketing areas, such as Mars, Inc. (Uncle Ben's), Philip Morris Companies, Inc. (Minute) and the Quaker Oats Company (Rice-a-Roni).

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

Regulation

Although ARI is not involved in rice farming, certain government regulations affecting U.S. rice farmers have a significant impact on the cost and availability of ARI's principal raw material, rough rice. Substantially all U.S. rice is grown under the influence of U.S. government programs.

In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace its 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural market transition payments (as defined) to qualifying farmers for seven years beginning with the 1996 crop. The agricultural market transition payments range on a declining scale from $2.75 per cwt for the 1996 crop to $2.03 per cwt in 2002 and replace similar payments of the 1990 Farm Bill. Unlike the predecessor bill payments, the agricultural market transition payments are fixed without reference to price levels. Other key provisions of the new law include the elimination of acreage reduction incentives and increased flexibility of farmers to change among different commodities as market conditions warrant.

The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price levels of U.S. grown rice. Surveys of rice farmers by the U.S.D.A. indicate total planted acreage in the U.S. may decline somewhat in 1996. Prices of rough rice have trended somewhat higher in anticipation of a shorter supply. Management believes any possible adverse effect of these developments will be of limited duration because over the longer term (i) domestic prices should adjust to a point of economic equilibrium with imports, which will justify adequate production by U.S. growers using alternate or fallow acreage and employing additional economies of scale and (ii) any shortage of U.S. grown rice as a result of the 1996 Farm Bill may be offset by imports from other countries using ARI's cost efficient bulk handling equipment at the Freeport Facility located on a deep water port and ARI's strategically located packaging facilities.

Employees

At March 31, 1996, the Company had 613 employees in domestic operations and approximately 500 employees in foreign operations. The Company is not a party to any collective bargaining agreements. There have been no significant labor disputes in the past several years and the Company considers its employee relations to be excellent.

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

Item 2.   Properties.
- -------   -----------

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                                                          Owned or Leased
                                             Type of     Floor Space        Expiration
              Location                      Facility    Square Footage     Date of Lease
- ------------------------------------    --------------- --------------  ------------------
                                                                        <C
Administrative Offices:
 Houston, Texas                          Office               46,400      Leased 1997
 Los Angeles, California                 Office                4,000      Leased 2001
Warehousing, Processing and Shipping:
 Freeport, Texas                         Plant/Warehouse     272,400      Leased 2022
 Stuttgart, Arkansas                     Plant/Warehouse     142,900      Owned
 Maxwell, California (1)                 Plant/Warehouse     261,000      Owned and leased
                                                                            2034
 Biggs, California                       Plant/Warehouse      95,000      Leased 2001
 Laffiteau, Haiti                        Plant/Warehouse      30,024      Leased 2001
 Spanish Town, Jamaica                   Plant/Warehouse      29,000      Leased 1998
 Can Tho, Vietnam (2)                    Plant/Warehouse     250,000      Leased 2014


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

Item 3.    Legal Proceedings.
- -------    ------------------
The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matters noted below. While the results of such litigation cannot be predicted with certainty, the Company believes that the resolution of such legal proceedings, including the matters noted below, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI.

The Company and ERLY have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plantiff in the lawsuit with ARI's mortgage note financing (see Note 4 of notes to Consolidated Financial Statements), as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders.
- -------    ----------------------------------------------------
           None


                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
- -------   --------------------------------------------------------------
          Matters.
          --------

The shares of ARI Common Stock, $1.00 par value ("ARI Common Stock"), are traded on the automated quotation system of the National Association of Securities Dealers ("NASDAQ") "Small Capitalization Market" under the symbol "RICE". The high and low trade prices per share of the ARI Common Stock for each quarter during the period commencing April 1, 1994 through March 31, 1996, are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                   High Trade       Low Trade
                                                     Prices           Prices
                                                   ----------       ---------
Fiscal Year 1995
- ----------------
Quarter Ended June 30, 1994                        $ 5.31             $ 1.88
Quarter Ended September 30, 1994                     4.25               2.75
Quarter Ended December 31, 1994                      3.75               1.00
Quarter Ended March 31, 1995                         3.13               1.25

Fiscal Year 1996
- ----------------
Quarter Ended June 30, 1995                        $ 3.25             $ 2.75
Quarter Ended September 30, 1995                     3.25               2.00
Quarter Ended December 31, 1995                      2.25               1.25
Quarter Ended March 31, 1996                         2.38               1.38

ARI has not paid any dividends with respect to the ARI Common Stock. No dividends can be paid without the consent of ARI's lenders and current loan agreements prohibit payment of dividends. There were 4,228 holders of record of the ARI Common Stock on June 1, 1996.

Item 6   Selected Financial Data.
- ------   -----------------------

The following table sets forth selected historical consolidated financial data of the Company for the years ended March 31, 1992 through 1996, and for American Rice, Inc. prior to the Acquisition ("Pre-Acquisition ARI") for the years ended March 31, 1992 and 1993 and the period from April 1, 1993 to May 26, 1993. The selected historical consolidated financial data are derived from the audited financial statements of the Company and of Pre-Acquisition ARI, except for the period from April 1, 1993 to May 26, 1993, which are unaudited. The unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period, all of which are of a normal, recurring nature. The Acquisition on May 26, 1993 was accounted for as a purchase by Comet of stock in Pre-Acquisition ARI in exchange for all of the operating assets and liabilities of Comet, following which purchase Comet distributed its equity interest in ARI to ERLY. As a result, the Company's historical consolidated financial data prior to the Acquisition reflects the historical operations of Comet rather than Pre-Acquisition ARI. The Company's audited financial statements for the years ended March 31, 1992 and 1993 and the period from April 1, 1993 to May 26, 1993, included in the audited financial statements for the year ended March 31, 1994, represent the results of the Company, including the Company's share of Pre-Acquisition ARI results, using the equity method due to the Company's 48% interest in Pre-Acquisition ARI prior to the Acquisition. For all periods after May 26, 1993, the Company's Consolidated Financial Statements include the results of Pre-Acquisition ARI and Comet. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Form 10-K.

<CAPTION

                                                   Year Ended March 31,
                                 ---------------------------------------------------------
                                    1996        1995        1994        1993        1992
                                 ---------   ---------   ---------   ---------   ---------
                                           (in thousands, except per share and per
                                                     hundredweight data)
                                                                                 <C
Operating Data:
 Net sales                        $393,775    $373,050    $284,464    $169,617    $214,090
 Gross profit                       38,050      40,814      36,418       8,363      11,684
 Selling, general and
   administrative expenses          24,775      23,235      21,497      10,779       8,419
 Earnings (loss) before
   extraordinary items              (5,894)      3,913       3,465     (11,265)     (5,638)
 Primary earnings (loss) per
    share before extraordinary
    items (2)                        (4.84)       (.83)       (.45)          -           -

Other Financial Data:
 Gross profit margin                   9.7%       10.9%       12.8%        4.9%        5.5%
 Depreciation and
   amortization (3)                 $4,372      $4,250      $3,822      $1,813      $2,638
 Capital expenditures (4)            3,690       3,562       2,844       2,651         772
 Hundredweight of rice sold         20,460      22,304      17,114      12,918      14,463
 Net sales per hundredweight        $19.25      $16.73      $16.62      $13.13      $14.80

Balance Sheet Data:
 Cash                               $2,803      $1,864      $1,721      $2,740      $1,057
 Current assets                    124,717      89,736      86,448      32,681      76,335
 Total assets                      212,161     177,500     175,070      74,325     124,602
 Total debt                        115,541      89,237      95,084      47,953      81,160
 Total stockholders' equity         38,352      44,212      40,299      12,699      19,304

                                                          Pre-Acquisition ARI (1)
                                                 -----------------------------------------
                                                    Period from       Year Ended March 31,
                                                   April 1, 1993 to  ---------------------
                                                    May 26, 1993        1993          1992
                                                 ------------------  ---------   ---------
                                                         (in thousands, except per
                                                             hundredweight data)
Operating Data:
 Net sales                                                 $27,025    $176,619    $176,201
 Gross profit                                                4,243      24,580      13,982
 Selling, general and
   administrative expenses                                   2,380      14,163      13,104
 Earnings (loss) before
   extraordinary items                                         888       3,250      (5,432)

Other Financial Data:
 Gross profit margin                                          15.7%       13.9%        7.9%
 Depreciation and amortization (3)                            $493      $3,070      $3,130
 Capital expenditures                                           31         762         517
 Hundredweight of rice sold                                  1,361      12,645      12,026
 Net sales per hundredweight                                $19.86      $13.97      $14.65

Balance Sheet Data:
 Cash                                                                   $1,926      $1,251
 Current assets                                                         46,050      36,983
 Total assets                                                          102,178      95,515
 Total debt                                                             64,116      67,196
 Total stockholders' equity                                             16,451      13,201

(1) On May 26, 1993, the Company consummated the Acquisition, which was accounted for as a purchase of ARI by Comet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Company's Consolidated Financial Statements.

(2) Represents earnings (loss) per share before extraordinary items applicable to common stock after preferred stock dividend requirements. Earnings per share are not presented for the years ended March 31, 1992 and 1993 because the data presented is that of Comet, which was a wholly-owned subsidiary of ERLY.

(3) Excludes amortization of deferred financing costs and discount accretion included in interest expense.

(4) Excludes property acquired through capital leases of $1,054 thousand in fiscal 1996.

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

Overview

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products, which have accounted for approximately 70% of the Company's net sales over the last two fiscal years, is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and its cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years. An example of this occurred in late 1993 when rough rice prices approximately doubled as a result of shortages caused by poor weather conditions in Japan and the entry of Japan into the world market as a net importer of rice. Following this significant price increase, prices then fell from January 1994 to July 1994 by approximately 50% to September 1993 levels as supplies of rice in that country improved and world markets stabilized.

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

Acquisition Accounting

Comet acquired a 48% voting interest in ARI on April 29, 1988 and an additional 33% voting interest as a result of the Acquisition on May 26, 1993, which was accounted for as a purchase by Comet of ARI. Because Comet was the acquirer in the Acquisition for accounting purposes, the financial data presented for periods prior to May 26, 1993 reflect only the operations of Comet. Operating results after May 26, 1993, reflect 10 months of combined operations in fiscal 1994 and 12 months of combined operations in fiscal 1995 and fiscal 1996.

Results of Operations

Year Ended March 31, 1996 Compared with the Year Ended March 31, 1995

Net Sales. Net sales increased $20.7 million, or 5.5%, from $373.1 million in fiscal 1995 to $393.8 million in fiscal 1996. The increase in sales was composed of $8.1 million in increased export sales and $12.6 million from increased sales in the U.S. and Canada.

Export sales increased due to higher average prices partially offset by lower volume. Average export prices increased approximately 23.2%, accounting for $47.5 million in sales increases. Total export sales volume declined approximately 4.1 million equivalent rough rice hundredweight's or 16%, accounting for a $39.4 million sales decline. Export volume was lower primarily due to lower sales to the Caribbean partially offset by higher sales to the Middle East. Sales to Asia were approximately the same as the prior year. Domestic sales were higher primarily due to higher volume.

Gross Profit. Gross profit was 9.7% of sales in fiscal 1996 compared to 10.9% in fiscal 1995. Gross profit declined $2.7 million, or 6.8%, from $40.8 million in fiscal 1995 to $38.1 million in fiscal 1996, due primarily to lower sales to Japan partially offset by increases in gross profit on U.S. sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 6.6% from $23.2 million in fiscal 1995 to $24.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were approximately the same as the prior year.

Provision for Loss on Disposal of Properties. ARI has entered into an agreement to sell its principal property held for sale, which is located two miles west of downtown Houston. The terms of the agreement require that certain conditions be met prior to consummation of the sale including demolition of structures and updated environmental studies. ARI expects to receive net proceeds of approximately $11.2 million from the sale. Accordingly, the carrying value of the property was reduced to its approximate net realizable value (after accrual of certain costs) by a non-recurring charge of $7.2 million in the three months ended December 31, 1995. The transaction is expected to be consummated in calendar 1996. Management believes it is in the best interest of ARI to proceed with disposition of the property in an expeditious manner due to the improvement in liquidity it will provide and to the Note indenture requirement for sale of the property within eighteen months of the date of issuance of the notes to avoid certain penalties. Management expects to invest the sales proceeds in other projects.

Interest. Interest Expense increased $5.1 million from $12.3 million in fiscal 1995 to $17.4 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1996 period includes accretion of the $6 million original issue discount on the Notes. Partially offsetting the increase in interest expense, interest income increased $1.0 million to $1.8 million due primarily to the $10.5 million loan to ERLY.

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

Inventories increased due to a variety of factors which included generally higher price levels and higher inventories in Vietnam and for Saudi Arabia business. Historically, the rice ARI sold in Saudi Arabia was processed and packed in the United States and shipped to Saudi Arabia. In October 1994, ARI entered into an agreement with AJWA/RMTI, an operator of a receiving, processing, storage and bagging facility in Jeddah, Saudi Arabia, to receive bulk rice from ARI and pack rice on a exclusive basis. By shipping rice in bulk to AJWA/RMTI, ARI reduces vessel loading and freight costs. Shipments to AJWA/RMTI under this agreement began in June 1995, and shipments to Saudi merchants from the AJWA/RMTI facility began in October 1995.

The carrying value of the Houston properties was reduced to $13.5 million as a result of an agreement to sell the property two miles west of downtown Houston. The sale is expected to be consummated in calendar 1996. The receivable from ERLY increased primarily due to a $10.5 million loan from the proceeds of the mortgage notes and its associated interest income.

In a public offering completed in August 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2002, and to reduce borrowings outstanding under the $47.5 million revolving credit loan. The Notes provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. Consolidated cash flow (as defined) for the year ended March 31, 1996 was as follows

                                                  Consolidated
                                                    Cash Flow
                                                   ----------
                                                 (in thousands)
     Three Months Ended:
        June 30, 1995                               $ 5,059

        September 30, 1995                            4,759

        December 31, 1995                             3,071

        March 31, 1996                                5,188
                                                   ----------
     Year Ended March 31, 1996                      $18,077
                                                   ==========

Contingent interest of $447 thousand and zero for the semiannual periods (as defined) ended June 30, 1995 and December 31, 1995, respectively were accrued during fiscal 1996. As the applicable fixed charge coverage ratio was less than 2.0:1, ARI has elected to defer payment of the $447 thousand contingent interest liability.

Other assets increased primarily as a result of capitalized issuance costs for the Notes that will be amortized over the life of the Notes through 2002.

The revolving credit loan, which was amended effective June 30, 1995, bore interest at the prime rate of interest plus 0.5%. This facility was replaced on June 7, 1996 by a new revolving credit loan discussed below. Funds available for borrowing under this revolving credit loan at any time could not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan was primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At March 31, 1996, the outstanding balance on this loan was $12.5 million and on April 1, 1996 the borrowing base under the loan was $25.9 million. During the year ended March 31, 1996, ARI's maximum borrowing under the loan was $34.6 million.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the Indenture as discussed in Note 4 of Notes to Consolidated Financial Statements. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until earlier terminated by ARI upon five days prior written notice subsequent to May 31, 1997.

The Company intends to satisfy its obligations under the Notes as well as future capital expenditure and working capital requirements primarily with cash flow from operations and from funds available under existing and new revolving lines of credit. Management believes that cash flow from operations and the line of credit will provide sufficient liquidity to enable it to meet its currently foreseeable working capital and capital expenditure requirements.

ARI anticipates funding the acquisition of the olive business and meeting its additional working capital requirements primarily through expanding the existing revolving credit facility.

Capital expenditures, limited by the Note indenture to $5.5 million per fiscal year (with carryover provisions as defined therein) if the consolidated cash flow (as defined therein) does not exceed $30 million per year, were $4.8 million and $3.6 million for the years ended March 31, 1996 and 1995, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of March 31, 1996. As of March 31, 1996, the Preferred B dividends accumulated but not declared are $14.677 million and the Preferred C dividends accumulated but not declared are $2.125 million

Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

The Financial Statements and Supplementary Data are included herein beginning on Page F - 1.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
- --------  ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None

                               PART III

Item 10.      Directors and Executive Officers of the Registrant.
- --------      ---------------------------------------------------

Executive Officers and Directors

The following table sets forth information with respect to each of the executive officers and directors of ARI:

                                 Years of
            Name          Age    Service(1)               Functions Performed
- -----------------------  ----   ----------   ---------------------------------------------

Executive Officers:
  Gerald D. Murphy        68        32        Chairman of the Board of Directors
  Douglas A. Murphy       40        14        President, Chief Executive Officer and Director
  Richard N. McCombs      50        12        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  Lee Adams               55        29        Senior Vice President of International Marketing
  Bill J. McFarland       59        21        Senior Vice President and President of Comet
                                                American Marketing Division
  Kenneth C. McCorkle     47         8        Senior Vice President and President of Early
                                                California Foods
  John S. Poole           49        26        Senior Vice President and President of Comet
                                                Rice Division
  C. Bronson Schultz      54        22        Vice President of Finance and Data Processing
  Joseph E. Westover      51        19        Vice President and Controller

Directors:
  Gerald D. Murphy        68        32        Chairman of the Board of Directors
  Douglas A. Murphy       40        14        President, Chief Executive Officer and Director
  Richard N. McCombs      50        12        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  S.C. Bain, Jr.          47         8        Director
  William H. Burgess      79        20        Director
  John M. Howland         48        13        Director
  George E. Prchal        53        14        Director

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

Kenneth C. McCorkle has served as Senior Vice President of ARI and President of Early California Foods since February 1996. He served in various capacities with ERLY from 1977 to 1985.

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

S.C. Bain, Jr. has served as a director of ARI since 1987. He has served as President of Bain, Inc., a farming corporation, since 1985 and has been a partner in Bain Farms since April 1988.

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------   -----------------------------------------------------------------

(a)  1. Consolidated Financial Statements                             Page
        ---------------------------------                            ------
           Independent Auditors' Report.............................  F - 1

           Consolidated Balance Sheets - March 31, 1996 and 1995 ...  F - 2

           Consolidated Statements of Operations - Years Ended
           March 31, 1996, 1995 and 1994 ...........................  F - 4

           Consolidated Statements of Cash Flows - Years
           Ended March 31, 1996, 1995 and 1994 .....................  F - 6

           Consolidated Statements of Stockholders' Equity -
           Years Ended March 31, 1996, 1995 and 1994 ...............  F - 9

           Notes to Consolidated Financial Statements ..............  F - 11

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

          4.6 - Loan Agreement dated December 1, 1985, between Brazos Harbor Industrial Development Corporation and Predecessor ARI (1)

          4.7 - Trust Indenture dated December 1,1985, between Brazos Harbor Industrial Development Corporation and Texas Commerce Bank N.A. ("TCB") governing the issuance of Variable Rate Demand Marine Terminal Revenue Bonds (1)

          4.8 - Form of Indenture by and among the Registrant and U.S. Trust Company of Texas with respect to the $100,000,000 American Rice, Inc. 13% Mortgage Notes due 2002 with Contingent

                  Interest (incorporated by Reference to Exhibit 4.1 of Registrant's Form S-1 File #33-60539

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

         10.20 -  Warrant Agreement dated May 24, 1993, between TCB and
                  ARI (1)

         10.21 - Accounts Financing Agreement dated May 24, 1993, between ARI and Congress Financial Corporation (1)

         10.22 - Lease dated October 1, 1974, as amended April 9, 1979, by and between Colusa-Glenn Drier Company and Comet (1)

         10.23 - Secured Credit Agreement between American Rice, Inc. as Borrower and Harris Trust and Savings Bank (2)

         11.1  -  Computation of Earnings per Share (2)

         21    -  Subsidiaries of ARI (2)

         27    -  Financial Data Schedule (2)
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

                             AMERICAN RICE, INC.
                       ------------------------------
                                (Registrant)

                       By:    Douglas A. Murphy
                       ------------------------------
                        Douglas A. Murphy, President,
                     Chief Executive Officer and Director

                               June 25, 1996
                       ------------------------------
                                  (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
- ---------------------       -----------------------         ------------------

  Douglas A. Murphy            President, Chief                June 25, 1996
- ---------------------        Executive Officer and
  Douglas A. Murphy                Director
                         (principal executive officer)

  Gerald D. Murphy          Chairman of the Board              June 25, 1996
- ----------------------
  Gerald D. Murphy

  John M. Howland                Director                      June 25, 1996
- ---------------------
  John M. Howland

   S. C. Bain, Jr.               Director                      June 25, 1996
- ---------------------
   S. C. Bain, Jr.

  William H. Burgess             Director                      June 25, 1996
- ----------------------
  William H. Burgess

   George E. Prchal              Director                      June 25, 1996
- ----------------------
   George E. Prcha

  Richard N. McCombs         Executive Vice-President          June 25, 1996
- ----------------------       Finance & Administration,
  Richard N. McCombs     Secretary & Treasurer and Director
                           (principal financial officer)

 Joseph E. Westover        Vice-President and Controller       June 25, 1996
- ----------------------     (principal accounting officer)
 Joseph E. Westover

                         INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
American Rice, Inc.

We have audited the accompanying consolidated balance sheets of American Rice, Inc. and subsidiaries ("ARI") at March 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1996. Our audits also included the consolidated financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of ARI's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARI at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Houston, Texas
June 17, 199
Page F-1

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

March 31                                             1996       1995
 ---------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents                           $2,803     $1,864
  Accounts receivable, net                            33,541     33,423
  Inventories:
    Finished goods                                    26,535     17,108
    Raw materials                                     44,489     33,097
  Prepaid expenses                                       832        793
  Deferred income taxes                                2,982      3,451
  Net assets of Houston properties held for sale      13,535          -
                                                   ---------  ---------
    Total current assets                             124,717     89,736


Net assets of Houston properties held for sale             -     18,767
Other assets                                          20,587     15,710
Receivable from ERLY                                  24,795     11,901
Property, plant and equipment, net                    42,062     41,386
                                                   ---------  ---------
  Total assets                                      $212,161   $177,500
                                                   =========  =========

Continued on next page

See notes to consolidated financial statement
Page F-2

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Thousands of Dollars, except per share amounts)

March 31                                             1996       1995
 ---------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $19,826    $33,937
  Accounts payable                                    39,627     23,535
  Accrued expenses                                    13,606     10,837
  Income taxes payable to ERLY                             -      1,037
  Current portion of long-term debt                      106      6,727
                                                   ---------  ---------
    Total current liabilities                         73,165     76,073

Long-term debt                                        95,609     48,573
Deferred income taxes                                  5,035      8,616
Minority interest                                          -         26
Commitments and contingencies (Note 8)                     -          -
Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A-777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference of
      $14,000                                          2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference of
      $1,500                                             300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Additional paid-in capital                          25,286     25,286
  Retained earnings                                    7,458     13,352
  Cumulative foreign currency translation
    adjustments                                         (714)      (748)
                                                   ---------  ---------
  Total stockholders' equity                          38,352     44,212
                                                   ---------  ---------
    Total liabilities and stockholders' equity      $212,161   $177,500
                                                   =========  =========

See notes to consolidated financial statement
Page F-3

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note 1)
(Thousands of Dollars)

Years Ended March 31                      1996       1995       1994
 ---------------------------------------------------------------------

Net sales                                $393,775   $373,050   $284,464

Cost of sales                             355,725    332,236    248,046
                                        ---------  ---------  ---------
Gross profit                               38,050     40,814     36,418

Selling, general and
  administrative expenses                  24,775     23,235     21,497

Provision for loss on
  disposal of properties                    7,200        -           -
                                        ---------  ---------  ---------

Earnings from operations                    6,075     17,579     14,921

Interest expense                           17,438     12,344      9,884
Interest income                            (1,773)      (727)      (818)
Other (income) expense                       (381)      (153)       560
Earnings on equity investment                  -          -        (426)
                                        ---------  ---------  ---------
Earnings (loss) before income taxes
  and extraordinary item                   (9,209)     6,115      5,721

Income tax provision (benefit)             (3,315)     2,202      2,256
                                        ---------  ---------  ---------
Earnings (loss) before
  extraordinary item                       (5,894)     3,913      3,465

Extraordinary item
  Gain on debt restructuring,
    net of income taxes                        -          -       9,318
                                        ---------  ---------  ---------
Net earnings (loss)                        (5,894)     3,913     12,783

Preferred stock dividend requirements      (5,930)    (5,930)    (4,942)
                                        ---------  ---------  ---------
Net earnings (loss) applicable
  to common stock                        ($11,824)   ($2,017)    $7,841
                                        =========  =========  =========

Continued on following page

See notes to consolidated financial statement
Page F-4

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Note 1)

Years Ended March 31                      1996       1995       1994
 ---------------------------------------------------------------------

Primary earnings (loss) per
  applicable common and
  common equivalent share (Note 2):

  Loss before extraordinary item        ($4.84)      ($.83)     ($.45)
  Extraordinary item                        -           -        2.90
                                     ---------   ---------  ---------
  Net earnings (loss)                   ($4.84)      ($.83)     $2.45
                                     =========   =========  =========
Fully diluted earnings (loss)
  per applicable common and
  common equivalent share (Note 2):

  Earnings (loss) before
     extraordinary item                 ($4.84)      ($.83)      $.35
  Extraordinary item                        -           -        1.15
                                      --------   ---------  ---------
  Net earnings (loss)                   ($4.84)      ($.83)     $1.50
                                      ========   =========  =========

See notes to consolidated financial statements
Page F-5

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note 1)
(Thousands of Dollars)
Years Ended March 31                                 1996       1995       1994
 -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  ($5,894)   $ 3,913   $12,783
  Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) in operating activities:
    Depreciation                                         4,021      3,894     3,621
    Amortization of debt issue costs and trademarks      1,743      2,511     1,462
    Mortgage note discount accretion                       322        -         -
    Provision for loss on disposal of property           7,200        -         -
    Loss on sales of property                               12         48     1,211
    Extraordinary item - gain
      on debt restructuring, net of income taxes           -          -      (9,318)
    Earnings on equity investment                          -          -        (426)
    Deferred tax provision                              (3,112)     1,986       651
    Provision for loss on accounts receivable              163        -       3,245
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                                 (281)   (11,201)   (2,665)
      Inventories                                      (20,819)     8,003   (23,712)
      Prepaid expenses                                     (39)      (187)     (706)
      Income taxes payable to ERLY                      (1,037)      (419)    1,456
      Other assets                                          11       (679)   (1,572)
      Accounts payable                                  14,124       (199)    4,770
      Accrued expenses                                   2,769      3,279    (2,642)
      Receivable from ERLY                              (2,394)    (1,402)     (519)
                                                      ---------   --------  --------
  Net cash provided by (used in)
    operating activities                                (3,211)     9,547   (12,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (3,690)    (3,562)   (2,844)
  Proceeds from sales of assets                             49         48     2,923
  Loan to ERLY                                         (10,500)       -         -
  Cash acquired in acquisition of
    American Rice, Inc.                                     -         -      12,608
                                                       --------  --------   --------
  Net cash provided by (used in)
    investing activities                               (14,141)    (3,514)   12,687
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                 (14,111)     1,061    (7,596)
  Proceeds from issuance of mortgage notes              94,000        -         -
  Proceeds from issuance of long-term debt                 339        -      65,300
  Repayment of long-term debt                          (55,314)    (6,908)  (58,955)
  Mortgage notes issuance costs                         (6,631)       -         -
  Decrease in subordinated debt                            -          -        (106)
  Other, net                                                 8        (43)       12
                                                       --------  --------  ---------
  Net cash provided by (used in)
    financing activities                                18,291     (5,890)   (1,345)
- --------   --------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         939        143    (1,019)

CASH AND CASH EQUIVALENTS:
  Beginning of the period                                1,864      1,721     2,740
                                                       --------  --------  ---------
  End of the period                                     $2,803     $1,864    $1,721
                                                       ========  ========  =========

See notes to consolidated financial statements

Page F-6

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
(Note 1)
(Thousands of Dollars)

                                                                Year
                                                                Ended
                                                              March 31,
                                                                1996
 ---------------------------------------------------------------------

Property acquired through capital leases                         $1,054
                                                              =========



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
                                                              =========


See notes to consolidated financial statement
Page F-7

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Note 1)
(Thousands of Dollars)
                                                                        Cumulative
                                                                          Foreign     Total
                                                  Additional  Retained   Currency   Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustments  Equity
                             ---------  ---------  ---------  ---------  ---------  ---------

Balance March 31, 1993             -           10     13,597       (188)      (720)    12,699

Net earnings                       -          -          -       12,783        -       12,783
Foreign currency
  translation adjustments          -          -          -          -          (28)       (28)
Issue Series C
  Preferred Stock                1,500        -          -       (1,500)       -          -
American Rice, Inc.
  acquisition                   17,889     12,209    (13,597)    (1,656)       -       14,845
                             ---------  ---------  ---------  ---------  ---------  ---------

Balance March 31, 1994          19,389     12,219        -        9,439       (748)    40,299

Reverse stock split (Note 4)   (15,511)    (9,775)    25,286        -          -          -

Net earnings                       -          -          -        3,913        -        3,913
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1995           3,878      2,444     25,286     13,352      ( 748)    44,212

Net loss                           -          -          -       (5,894)        -      (5,894)
Foreign currency
  translation adjustments          -          -          -          -           34         34
                             ---------  ---------  ---------  ---------  ---------  ---------
Balance March 31, 1996          $3,878     $2,444    $25,286     $7,458      ($714)   $38,352
                             =========  =========  =========  =========  =========  =========

See notes to consolidated financial statements

Page F-8

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

On May 26, 1993, American Rice, Inc. ("ARI") consummated a transaction to acquire substantially all of the assets of Comet Rice, Inc. ("Comet"), other than the ARI capital stock owned by Comet, and assume all of Comet's liabilities (the "Acquisition") in exchange for 14 million shares of a newly created Series B $1 par value preferred stock. Comet was a wholly-owned subsidiary of ERLY Industries Inc. ("ERLY").

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

Because Comet is the acquirer for accounting purposes, the operating results for the period April 1, 1993 through the date of the Acquisition, May 26, 1993, are those of Comet, not ARI. Operating results thereafter reflect the combined operations of Comet and ARI. For convenience purposes, unless otherwise specifically indicated, the entity is hereafter referred to as ARI for all periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations - ARI is involved in all phases of rice processing (including the processing of parboiled rice, regular milled rice, instant rice and rice by-products), packaging and marketing. These rice products are sold in the international and domestic markets directly by ARI through many distribution channels under a variety of brands. Distribution channels in the international Page F-9 market vary from country to country and include sales to government agencies and commercial importers, as well as through wholesalers and international brokers. ARI is significantly affected by market factors including domestic and foreign supply and demand. These market factors are influenced by a variety of external forces including governmental actions, crop yields and weather. Although ARI is not involved in rice farming, certain legislation affecting rice farmers can have a significant impact on the cost and availability of rough rice. As discussed in Note 3, in June 1996 ARI executed a definitive agreement to purchase an olive business from Campbell Soup Company.

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

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less. Borrowings and repayments on revolving notes, payments for income taxes, and payments for interest and financing fees are as follows:

                                             Year ended March 31,
                                    -------------------------------------
                                      1996          1995          1994
                                    ---------     ---------     ---------
   Revolving notes (in millions):
      Borrowings                       $406.8        $355.3        $289.9
      Repayments                        420.9         354.2         297.5

   Payments for interest
      and financing fees (in millions) $ 14.0        $  9.2         $ 9.8

   Payments for federal and state
      income taxes (in thousands)      $1,269        $  635         $ 344

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method based on the Page F-10 estimated useful lives of the various classes of property, which range from 10 to 45 years for buildings and improvements and 3 to 25 years for machinery and equipment.

Expenditures for maintenance and repairs are charged to expense as incurred.

Properties Held for Sale - Properties held for sale consist primarily of 39 acres of land in Houston, Texas. In fiscal 1996, ARI entered into an agreement to sell this property and reduced the carrying value of the property to its approximate net realizable value (after the accrual of certain costs) by a non-recurring charge of $7.2 million in the quarter ended December 31, 1995. The transaction is expected to be consummated in calendar 1996 after the completion of demolition of existing structures and updated environmental studies.

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

Federal Income Taxes - Subsequent to the Acquisition, ARI's current taxable income and loss is included in the consolidated federal income tax return filed by ERLY. Under the terms of the tax sharing agreement, as amended, between ARI and ERLY, ARI will pay to or receive from ERLY the amount of income taxes currently payable or refundable computed as if ARI filed its annual tax return on a separate company basis. All payments owed by ARI will be offset against ERLY's principal and interest payment obligations under the 15% loan to ERLY (see Note 14). The tax sharing agreement provides that ERLY will receive the benefit of any pre-Acquisition tax net operating loss carryforwards generated by Comet.

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

Earnings applicable to common stock reflect dividends in the amount of $5.9 million for the years ended March 31, 1996 and 1995, respectively, and $4.9 million for the period from May 27, 1993 to March 31, 1994 on the Series B Preferred Stock and the Series C Preferred Stock. These dividends are cumulative and have not been declared by ARI. The annual cumulative dividend on the Series B Preferred Stock is $1.85 per share, or $5.18 million and the annual cumulative dividend on the Series C Preferred Stock is $2.50 per share Page F-11 or $750,000. The mortgage note and the revolving credit agreement currently prohibit the payment of any dividends (see Note 4).

The weighted average number of shares (in thousands) included in the earnings per share calculation are summarized as follows:

                                             Year Ended March 31,
                                      ----------------------------------
                                        1996 & 1995           1994
                                      ----------------  ----------------
                                                Fully             Fully
                                      Primary  Diluted  Primary  Diluted
                                      -------  -------  -------  -------
     Common Stock                       2,444    2,444    2,444    2,444
     Preferred Stock - Series A             -        -      778      778
     Preferred Stock - Series B             -        -        -    4,741
                                      -------  -------  -------  -------
                                        2,444    2,444    3,222    7,963
                                      =======  =======  =======  =======

Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard provides guidance on the carrying value of long-lived assets, and is effective in fiscal 1997 for ARI. Management believes that adopting the new standard will not have a material effect on the consolidated financial statements.

Fair Value of Financial Instruments - ARI's financial instruments consist primarily of cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair value of the notes receivable from ERLY (Note 14) because of their related party nature. The fair value of the $100 million principal amount of 13% mortgage notes was approximately $92 million as of March 31, 1996, based on a dealer quote.

Stock-Based Compensation - In October 1995, The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective in fiscal 1997. As permitted by the new standard, ARI will continue applying accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and include additional footnote disclosures, as necessary.

Foreign Currency Translation - All assets and liabilities of operations outside the United States are translated from the functional currency to the reporting currency at the foreign exchange rates in effect at year end. Revenues and expenses for the year are translated at average exchange rates during the year. Such translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Net realized and unrealized gains or losses resulting from foreign currency transactions, including translations of local currencies to the functional currency are credited or charged to income. Page F-12
The U.S. dollar is currently the functional currency for all operations except Vietnam, where the Vietnamese dong is the functional currency.

Reverse Stock Split - On September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. All per share information in the financial statements has been adjusted for this reverse stock split.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at March 31, 1996 and for the year then ended.

3. ACQUISITION

In June 1996, the Company entered into an agreement to acquire a domestic and foreign olive business from Campbell Soup Company. Assets to be acquired include domestic inventories and fixed assets and all of the outstanding common stock of a Spanish company which comprises the foreign olive business. The purchase price is expected to be approximately $38 million, which will be funded primarily from ARI's credit facilities. The acquisition, which is expected to close in July 1996, will be accounted for as a purchase, and the results of operations of the acquired business will be included in the Company's consolidated financial statements after that date.

4.  NOTES PAYABLE AND LONG-TERM DEBT

In a public offering completed in August, 1995, ARI issued
$100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY Industries Inc. due 2001, and to reduce borrowings outstanding under the $47.5 million revolving credit loan. The Notes were issued pursuant to an indenture between ARI and U.S. Trust Company of Texas, N.A. (the "Indenture").

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

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) Page F-13 for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable.

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

The Notes rank senior in right of payment to all subordinated indebtedness and pari passu in right of payment with all existing and future senior indebtedness of ARI, including borrowings under the revolving credit loans. The Indenture includes covenants that in certain instances restrict, among other things, (a) the payment of dividends, (b) the redemption of equity interests of ARI, (c) the payment on or redemption of indebtedness subordinate to the Notes, (d) certain investments (as defined), (e) the incurrence of certain indebtedness and issuance of preferred stock, (f) certain transactions with affiliates and (g) certain mergers, consolidations or sales of assets.
In addition, the Indenture contains certain limitations on capital expenditures, operating lease obligations and rice contract polices and procedures. The Indenture and the revolving credit loans described below contain cross default provisions.

The revolving credit loan, which was amended effective June 30, 1995, bore interest at the prime rate of interest (8.25% at March 31, 1996) plus 0.5% and was terminated on June 7, 1996 when the new revolving credit loan agreement described below was executed. Funds available for borrowing under this revolving credit loan at any time could not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers) and 70% of eligible inventory. The revolving credit loan was primarily collateralized by a first priority security interest in trade receivables, inventory, and certain key man life insurance. At March 31, 1996 and 1995, the outstanding balance on this loan was $12.5 million and $31 million, respectively.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the Indenture as discussed above. The Harris revolving credit Page F-14 line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997.

As of March 31, 1996, approximately $7.3 million in short-term notes had been obtained from various foreign lenders to finance inventory. These notes will mature on or before June 18, 1996, bear interest at rates ranging from 6.95% to 23.4% per year and are non-recourse to ARI.

Long-term debt consisted of the following:

                                           March 31,     March 31,
                                             1996          1995
                                           ---------     ---------
                                                (in thousands)
   13% Mortgage Notes                     $  100,000
     Less unamortized discount                (5,678)
   Chase Manhattan Bank                                    $23,755
   Internationale Nederlanden Bank N.V.                     23,755
   Texas Commerce Bank                                       6,842
   Other notes-capital leases                  1,393           948
                                           ---------     ---------
   Total Debt                                 95,715        55,300
   Less current maturities                       106         6,727
                                           ---------     ---------
   Total Long-term debt                    $  95,609     $  48,573
                                           =========     =========

ARI's long-term debt maturities are as follows (in thousands):

             Year ended March 31,     Long-Term Debt   Capital Leases
             -------------------      --------------   --------------
                    1997                 $     -        $    106
                    1998                       34            577
                    1999                       34            122
                    2000                       34            137
                    2001                       34            112
                    Thereafter            100,204             -

5.  STOCKHOLDERS' EQUITY

At a special meeting on September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. Trading on the new basis was effective on September 8, 1994.

Holders of the common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled, subject to any preferential rights of holders of preferred stock, to receive dividends, if any, as may be declared from time to time by the Board of Directors of ARI. Upon any liquidation or dissolution of ARI, the holders of the common stock are entitled, subject to any preferential rights of holders of preferred stock, to Page F-15 receive a pro rata share of all the assets remaining available for distribution to shareholders after payment of all liabilities.

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

At March 31, 1996, ARI had three series of preferred stock: Series A, Series B and Series C. Series A Preferred Stock and Series B Preferred Stock are owned by ERLY and Series C Preferred Stock is owned by a group of former ARI lenders.

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

The Series B Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of this series of preferred stock $5.00 per share (aggregate of $14.0 million) before any amounts may be paid to the holders of the common stock. Each share of this series of preferred stock provides for annual cumulative, non-participating dividends of $1.85. Cumulative dividends in arrears on Series B Preferred Stock were $14.677 million at March 31, 1996 (Note 2). The holders of this series of preferred stock are entitled to two votes per share on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each share of this series of preferred stock is convertible into two shares of common stock upon the election of the holder of this preferred stock. ERLY has pledged 200,000 shares of the preferred stock to former term lenders (see Note 7).

The Series C Preferred Stock was issued to certain former lenders of ARI in partial satisfaction of ARI's indebtedness to them. The Series C Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of the Series C Preferred Stock $5.00 per share (aggregate of $1.5 million) before any amounts may be paid to the holders of the common stock. The Series C Preferred Stock is callable by ARI at any time at a price of $26.35 per share less aggregate dividend payments per share. The Series C Preferred Stock provides for annual cumulative, non-participating dividends of $2.50 per share, is non-convertible and non-voting. Cumulative dividends in arrears on Series C Preferred Stock were $2.125 million at March 31, 1996 (Note 2).
Page F-16
The Series B Preferred Stock and Series C Preferred Stock rank pari passu with respect to liquidation preference rights and dividend declarations (up to $.27 per share of Series B Preferred Stock). ARI's articles of incorporation also provide that, so long as any shares of Series B Preferred Stock or Series C Preferred Stock are outstanding, ARI will not authorize or create any class or series of stock, or increase the authorized amount of preferred stock, ranking (either as to payment of dividends or distribution of assets) prior to such preferred stock.

ARI's debt agreements currrently prohibit the payment of any dividends (see
Note 4).

ARI issued warrants to former term lenders to purchase up to 155,000 shares of ARI Common Stock at $5.00 per share. The warrants expire May 26, 2001.

6.  TAXES ON INCOME

The provision (benefit) in lieu of taxes on income consists of:

                                             Year ended March 31,
                                    -------------------------------------
                                        1996          1995          1994
                                    ---------     ---------     ---------
                                                 (in thousands)
    U. S. taxes currently payable      $    -        $   94       $ 1,456
    Deferred U. S. taxes               (3,112)        1,986           651
    State income taxes                   (203)          122           149
                                    ---------     ---------     ---------
                                      ($3,315)       $2,202        $2,256
                                    =========     =========     =========

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    March 31,
                                     ---------------------------------------
                                      1996 Deferred Tax    1995 Deferred Tax
                                     ------------------   ------------------
                                       Asset  Liability    Asset  Liability
                                     --------  --------   --------  --------
                                                   (in thousands)
   Property, plant and equipment      $         $7,650     $         $10,113
   Allowance for doubtful accounts
      and other reserves                 679          -      1,085         -
   Change in tax accounting principles   971          -      1,779         -
   Alternative minimum tax credit      1,471          -      1,683         -
   Net operating loss carryovers       2,296          -        221         -
   Other                                 180          -        180         -
                                     --------  --------   --------  --------
                                      $5,597     $7,650    $ 4,948   $10,113
                                     ========  ========   ========  ========
Page F-17
In fiscal 1994, the tax expense attributable to the extraordinary item (gain on debt restructuring) was reduced by approximately $2.8 million to reflect the tax benefit of utilization of operating loss carryforwards.

A comparison of income tax expense at the federal statutory rate to ARI's provision (benefit) in lieu of taxes is as follows:

                                                 Year Ended March 31,
                                            -------------------------------
                                              1996        1995      1994
                                            ---------  ---------  ---------
                                                     (in thousands)
     Earnings from continuing
      operations before income
      taxes and extraordinary items           ($9,209)    $6,115    $ 5,721
                                            =========  =========  =========

     Statutory taxes                          ($3,131)    $2,079    $ 2,002
     Amortization of trademarks                   126        135         90
     Non-deductible entertainment and other      (107)      (134)        15
     State income taxes                          (203)       122        149
                                            ---------  ---------  ---------
     Provision for taxes on income            ($3,315)    $2,202    $ 2,256
                                            =========  =========  =========
     Effective tax rate                         36.0%      36.0%      39.4%
                                            =========  =========  =========

Under federal tax laws, tax operating losses occur when deductions are greater than taxable income. These losses may be carried back to offset taxable income in earlier years before being carried forward to offset taxable income in future years. At March 31, 1996, operating loss carryforwards for federal tax return purposes totaled approximately $6.3 million. These loss carryforwards are not available for carryback to prior years for a refund. If they do not offset future years' taxable income, these losses will expire between 2007 and 2011.

7.  EXTRAORDINARY ITEM

Operating results for the year ended March 31, 1994 include a gain on debt restructuring arising from ARI's May 1993 refinancing of the combined indebtedness of ARI and Comet. ARI's former lenders agreed to a debt discount in the approximate amount of $10.3 million ($9.3 million, net of tax). As additional consideration for the satisfaction of the existing indebtedness of ARI, 200,000 shares of Series B Preferred Stock were pledged by ERLY and ERLY issued $3 million of notes for the benefit of the former lenders. This $3 million was reflected in the ARI financial statements as a reduction in the receivable from ERLY.


8.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matters Page F-18 noted below. While the results of such litigation cannot be predicted with certainty, the Company believes that the resolution of such legal proceedings, including the matters noted below, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI.

The Company and ERLY have been named as codefendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plantiff in the lawsuit with ARI's mortgage note financing (see Note 4), as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

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

               Year Ending March 31,              Amount
               ---------------------          -------------
                                              (in thousands)
               1997                              $2,723
               1998                               1,981
               1999                               1,594
               2000                               1,340
               2001                               1,130
               Thereafter                        18,233

ARI incurred total rental expense of approximately $4.2 million, $4.0 million and $2.4 million for the years ended March 31, 1996, 1995 and 1994, respectively.

9.  BENEFIT PLANS

ARI had a defined contribution plan which covered substantially all employees. On January 1, 1994, the ARI plan was merged into the ERLY defined contribution plan, which is essentially similar in its operations. The ERLY plan provides for a mandatory 1% matching contribution, as defined, to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. ARI contributions to the plan for the years ended March 31, 1996, 1995 and 1994 were $191,000, $1.0 million and $167,000, respectively.
Page F-19
10.  EXPORT SALES

Net sales include export sales as follows:
                                              Year ended March 31,
                                     -------------------------------------
                                        1996         1995          1994
                                     ---------     ---------     ---------
                                                 (in thousands)
        Middle East                   $117,359       $91,449       $89,782
        Caribbean, Mexico, and
          South America                 64,654        84,806        38,935
        Asia                            49,453        49,963        42,838
        Europe                          18,111        13,632         6,260
        Africa                           2,275         3,864         4,012
        Other                               55            65            13
                                     ---------     ---------     ---------
        Total                         $251,907      $243,779      $181,840
                                     =========     =========     =========
        Percent of total revenues          64%           65%           64%
                                     =========     =========     =========

11.  OTHER ASSETS

Other assets consist of the following:

                                                  March 31,
                                           -----------------------
                                             1996          1995
                                           ---------     ---------
                                                (in thousands)
   Trademarks                                $12,211       $12,562
   Investments                                   284           368
   Debt issuance costs                         6,897         1,383
   Notes receivable                              755           662
   Other                                         440           735
                                           ---------     ---------
   Total                                     $20,587       $15,710
                                           =========     =========

Accumulated amortization of trademarks was $2.2 million and $1.8 million at March 31, 1996 and 1995, respectively.
Page F-20

12.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                  March 31,
                                           -----------------------
                                             1996          1995
                                           ---------     ---------
                                                (in thousands)
   Land                                      $   277       $   275
   Buildings and improvements                 23,497        23,222
   Machinery and equipment                    39,920        35,782
                                           ---------     ---------
   Total                                      63,694        59,279
   Less: accumulated depreciation            (21,632)      (17,893)
                                           ---------     ---------
  Property, plant and equipment, net         $42,062       $41,386
                                           =========     =========

13.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consisted of the following:

                                                  March 31,
                                           ----------------------
                                             1996          1995
                                           ---------     ---------
                                                (in thousands)
   Accounts receivable - trade               $34,982       $35,134
   Less allowance for doubtful accounts       (1,441)       (1,711)
                                           ---------     ---------
   Net                                       $33,541       $33,423
                                           =========     =========
Page F-21

14.  TRANSACTIONS WITH RELATED PARTIES

ARI has entered into a number of transactions in the ordinary course of business with ERLY and its affiliates.

At March 31, 1996 and 1995, amounts due form ERLY are summarized as follows:

                                                  March 31,
                                           ----------------------
                                             1996          1995
                                           ---------     ---------
                                                (in thousands)

   15% loan balance                          $10,500     $
   Accrued interest - 15% loan                   949
   6% loan balance                            13,346       11,901
                                           ---------     ---------
                                             $24,795      $11,901
                                           =========     =========

Net proceeds of $10.5 million of the $100 million notes issued in August, 1995, (Note 4) were used to make a 15% loan to ERLY which is due in 2001. Under the terms of the 15% loan, ERLY is obligated to pay principal and interest annually by offsetting payments due ERLY from ARI under the tax sharing agreement. Such offsets shall be applied first to reduce principal (up to $.5 million), then to pay interest accrued and payable, and then to further reduce outstanding principal. ERLY will be responsible for paying cash to pay principal to the extent such offsets are less than $.5 million and may defer payment of interest to the extent such offsets are not available for such payment. The terms of this 15% loan may not be modified without the consent of a majority of the holders of the Mortgage Notes. As security for payments due on the 15% loan, ERLY has issued a warrant equivalent to 7.5% of the then issued and outstanding voting common stock of ERLY, exerciseable at $0.01 per share after any payment default, which warrant will be reduced proportionately by the amount of all principal payments made on the 15% loan and canceled automatically upon payment in full of the principal of the 15% loan.

In connection with the Acquisition, intercompany payables and receivables were netted, resulting in an obligation owed to ARI by ERLY that is reflected in a note receivable from ERLY bearing an interest rate of 6% and maturing in 2002. In addition, all intercompany transactions not settled quarterly accrued interest at 6%. The note is payable out of one half of dividends received by ERLY on the Series B Preferred Stock until the 15% loan to ERLY is paid in full, at which time the 6% note will be payable by offsets against tax sharing agreement payments due ERLY from ARI and one-half of any dividends received on the Series B Preferred Stock.

As a result of the Acquisition, ARI entered into a management agreement between ERLY and ARI whereby ERLY acts as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI. In exchange for such services, ARI pays ERLY a monthly management fee of $80 thousand. For the year ended March 31, 1996, no management fees were incurred by agreement beween the Company and ERLY. The accrual for such fees Page F-22 was resumed on April 1, 1996. During the years ended March 31, 1995 and 1994, ARI incurred and paid $923 thousand and $1.1 million, respectively.

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

15. QUARTERLY INFORMATION (Unaudited)

The following table summarizes the unaudited quarterly information for the years ended March 31, 1996 and 1995. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included. (In thousands of dollars, except per share amounts)

Quarter Ended        June 30   Sep. 30   Dec. 30   Mar. 31    Year
                    ------     ------    -------   -------   -------
1996
- ----
Net Sales           $ 86,392    $90,369   $101,440  $115,574  $393,775
Earnings from
  Operations           3,766      3,643     (5,049)(1) 3,715     6,075
Earnings(loss) before
  income taxes           587       (157)    (9,204)(1)  (435)   (9,209)
Net earnings (loss)      376       (101)    (5,891)     (278)   (5,894)
Net loss per share     ($.45)     ($.65)    ($3.02)    ($.72)   ($4.84)

1995
- ----
Net Sales           $105,706    $78,314   $106,330  $ 82,700  $373,050
Earnings from
  Operations           6,051      3,441      3,762     4,325    17,579
Earnings(loss) before
  income taxes         3,190        529      1,021     1,375     6,115
Net earnings           2,010        332        644       927     3,913
Net earnings (loss)
  per share         $    .16      ($.47)     ($.34)    ($.18)    ($.83)

(1) Includes $7.2 million pre-tax provision for loss on disposal of property held for sale.
Page F-23

FINANCIAL STATEMENT SCHEDULE II

AMERICAN RICE, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of March 31
(In thousands)
                                                   Additions
                                            ------------------------
                                Balance at   Charged to     Charged                      Balance
                                Beginning    Costs and      to other       Other         at End
       Description               of Year      Expenses      Accounts       Changes       of Year
- -------------------------      ----------   ----------    ----------    ----------     ----------
Allowance for doubtful
  accounts:
1996                             $1,711       $  163        $    -       $ (433)(a)       $1,441
1995                              1,798            -             -          (87)(a)        1,711
1994                              2,940        1,245        (2,387)(b)        -            1,798

Allowance for doubtful
   noncurrent receivables:
1996                             $  471       $    -        $    -       $  (471)(a)          -
1995                              4,387            -             -        (3,916)(a)         471
1994                                  -        2,000         2,387(b)          -           4,387

- ----------
(a)  Reductions related to accounts receivable written off.
(b)  Amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

Year Ended March 31                        1996       1995       1994
 ---------------------------------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE *
  Earnings (loss) before
    extraordinary item                    (5,894)     $3,913     $3,465
  Extraordinary item                          -           -       9,318
                                       ---------   ---------  ---------
  Net earnings (loss)                     (5,894)      3,913     12,783
  Less dividends on preferred stock:
    Series B                              (5,180)     (5,180)    (4,317)
    Series C                                (750)       (750)      (625)
                                       ---------   ---------  ---------
  Earnings (loss) applicable to
    common stock                        ($11,824)    ($2,017)    $7,841
                                       =========   =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                 2,444       2,444      2,444
    Preferred Series A                        -           -         778
                                       ---------   ---------  ---------
                                           2,444       2,444      3,222
                                       =========   =========  =========
  Primary earnings (loss) per share:
    Loss before extraordinary item        ($4.84)      ($.83)    ($ .45)
    Extraordinary item                        -           -        2.90
                                       ---------   ---------  ---------
    Earnings (loss) per share applicable
      to common stock                     ($4.84)      ($.83)     $2.45
                                       =========   =========  =========

      * See Note 4 of Notes to Consolidated Financial Statements. 1994 has been restated for the effects of a 1 for 5 reverse stock split which occurred in fiscal 1995.

Continued on next pag

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

Year Ended March 31                         1996       1995       1994
 ---------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *
  Earnings (loss) before
    extraordinary item                    ($5,894)    $3,913     $3,465
  Extraordinary item                           -          -       9,318
                                        ---------  ---------  ---------
  Net earnings (loss)                     ($5,894)     3,913     12,783
  Less dividends on preferred stock:
    Series B                                   -          -          -
    Series C                                 (750)      (750)      (625)
                                        ---------  ---------  ---------
  Earnings applicable to
    common stock                          ($6,644)    $3,163    $12,158
                                        =========  =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                  2,444      2,444      2,444
    Preferred Series A                        778        778        778
    Preferred Series B                      5,600      5,600      4,741
                                        ---------  ---------  ---------
                                            8,822      8,822      7,963
                                        =========  =========  =========
  Fully diluted earnings per share:
    Earnings before extraordinary item   ($.75)**     $.36**      $ .35
    Extraordinary item                         -          -        1.15
                                        ---------  ---------  ---------
    Earnings per share applicable
      to common stock                    ($.75)**     $.36**      $1.50
                                        =========  =========  =========

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

Exhibit 21

AMERICAN RICE, INC. AND SUBSIDIARIES
SUBSIDIARIES OF ARI


                                        Jurisdiction of     Percentage
       Name                             Incorporation or     Ownership
                                          Organization

Comet Ventures, Inc.                       California           90%

Comet Rice of Puerto
  Rico, Inc.                                Delaware           100%

Comet Rice of Jamiaca
  Limited                                    Jamaica           100%

Rice Corporation of
  Haiti, S. A.                                Haiti            100%

ARI-Vinafood                                 Vietnam            55%