Form 10-Q
period 1996-06-30
AMERICAN RICE INC
filed 1996-08-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended June 30, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of August 1, 1996 is 2,443,892 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                			AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Thousands of Dollars)
                              (Unaudited)

                                                      Three Months
                                                      Ended June 30,
                                                     1996       1995
                                                  ----------------------

Net sales                                            $97,407    $86,392

Cost of sales                                         90,864     76,855
                                                  ----------------------
    Gross profit                                       6,543      9,537

Selling, general and
  administrative expenses                              6,425      5,771
                                                  ----------------------
    Operating income                                     118      3,766

Interest expense                                       4,619      3,398
Interest income                                         (566)      (175)
Other income and expense                                 121        (44)
                                                  ----------------------
Earnings(loss) before income taxes                    (4,056)       587

Provision for income taxes (benefit)                  (1,460)       211
                                                  ----------------------
Net earnings (loss)                                  ($2,596)      $376
                                                  ======================
Preferred stock dividend
  requirements                                         1,483      1,483
                                                  ----------------------
Net loss applicable
  to common stock                                    ($4,079)   ($1,107)
                                                  ======================
Loss per applicable
  common and common equivalent
  share:

  Primary                                             ($1.67)     ($.45)
                                                  ======================
  Fully diluted                                       ($1.67)     ($.45)
                                                  ======================

See Notes to Consolidated Financial Statement

               			AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                   June 30,   March 31,
                                                     1996       1996
                                                  ----------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $4,229     $2,803
  Accounts receivable, net                            34,540     33,541
  Inventories
    Finished goods                                    34,765     26,535
    Raw materials                                     30,103     44,489
  Prepaid expenses                                     1,134        832
  Deferred income taxes                                2,982      2,982
  Net assets of Houston properties held for sale      13,535     13,535
                                                  ----------------------
    Total current assets                             121,288    124,717


Other assets                                          20,998     20,587
Receivable from ERLY                                  23,505     24,795
Property, plant and equipment, net                    41,970     42,062
                                                  ----------------------
  Total assets                                      $207,761   $212,161
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (Thousands of Dollars, except per share amounts)

                                                   June 30,   March 31,
                                                     1996       1996
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $21,261    $19,826
  Accounts payable and accrued expenses               51,216     53,233
  Income taxes payable to ERLY                             -          -
  Current portion of long-term debt                      103        106
                                                  ----------------------
    Total current liabilities                         72,580     73,165

Long-term debt                                        95,847     95,609

Deferred income taxes                                  3,575      5,035

Commitments and contingencies (Note 5)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    4,862      7,458
  Cumulative foreign currency translation
    adjustments                                         (711)      (714)
                                                  ----------------------
  Total stockholders' equity                          35,759     38,352
                                                  ----------------------
    Total liabilities and stockholders' equity      $207,761   $212,161
                                                  ======================

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                      Three Months
                                                      Ended June 30,
                                                     1996       1995
                                                  ----------------------
OPERATING ACTIVITIES:
  Net earnings                                      ($2,596)       $376
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      1,419      1,398
    Mortgage note discount accretion                     139          -
    Loss on sales of property                              5          -
    Deferred income taxes, net                        (1,460)         -
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                               (999)    11,256
      Inventories                                      6,156      4,177
      Prepaid expenses                                  (302)      (268)
      Other assets                                      (772)      (212)
      Receivable from ERLY                             1,290       (256)
      Accounts payable and accrued expenses           (2,017)    (9,108)
      Income taxes payable to ERLY                         -       (100)
                                                  ----------------------
  Net cash provided by
    operating activities                                 863      7,263

INVESTING ACTIVITIES:
  Property, plant and equipment additions               (988)    (1,422)
  Proceeds from sales of assets                           20          -
                                                  ----------------------
  Net cash used in
    investing activities                                (968)    (1,422)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                 1,435     (3,437)
  Proceeds from issuance of long-term debt               117          -
  Repayment of long-term debt                            (21)    (1,500)
  Other, net                                               -        (26)
                                                  ----------------------
  Net cash provided by (used in)
    financing activities                               1,531     (4,963)
                                                  ----------------------
NET INCREASE IN CASH                                   1,426        878

CASH:
  Beginning of the period                              2,803      1,864
                                                  ----------------------
  End of the period                                   $4,229     $2,742
                                                  ======================
See Notes to Consolidated Financial Statement


                         AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended June 30, 1996
                               (Thousands of Dollars)
                                     (Unaudited)


                                                                      Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1996       $3,878     $2,444    $25,286     $7,458      ($714)  $38,352

Net loss                      -          -          -        (2,596)       -      (2,596)

Foreign currency
  translation                 -          -          -          -             3         3
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance June 30, 1996       $3,878     $2,444    $25,286     $4,862      ($711)   $35,759
                         =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The consolidated financial statements presented herein at June 30, 1996 and for each of the three month periods ended June 30, 1996 and 1995 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1996 is derived from the March 31, 1996 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

2. Olive Business Acquisition

On July 5, 1996, the Company acquired the domestic and foreign olive business from Campbell Soup Company for approximately $38 million. Assets acquired include domestic inventories and fixed assets and all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business. The purchase was funded primarily from ARI's credit facilities. The acquisition will be accounted for as a purchase, and the results of operations of the acquired business will be included in the Company's consolidated financial statements after July 5, 1996.

3. Notes Payable

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the indenture for the $100 million in principal amount of 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million. The other terms remained substantially unchanged.

4.  Statement of Cash Flows

Borrowings under the revolving credit lines in the three months ended June 30, 1996 and 1995 totaled $93.4 million and $94.4 million, respectively, and repayments during the same periods totaled $92 million and $97.8 million, respectively. ARI made cash payments for interest and financing fees of approximately $1.8 million and $3.2 million during the three months ended June 30, 1996 and 1995, respectively. ARI paid $0 and $311 thousand for federal and state income taxes during the three months ended June 30, 1996 and 1995, respectively.

5.  Commitments and Contingencies

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

The Company and ERLY have been named as defendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plantiff with ARI's mortgage note financing, as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

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

Three Months Ended June 30, 1996 Compared to
Three Months Ended June 30, 1995

Net Sales. Net sales increased $11.0 million, or 12.8%, from $86.4 million in fiscal 1996 to $97.4 million in fiscal 1997. Export sales of $58.1 million increased $3.1 million, or 5.7%, from the fiscal 1996 period while sales in the U.S. and Canada increased $7.9 million, or 25.1% to $39.3 million.

Export sales increased due to higher prices partially offset by lower volume. Average export prices increased approximately 12%, accounting for $6.3 million in sales increases. The export sales volume decline accounted for a $3.2 million sales decrease. There were no sales to Japan in the 1997 quarter or in the corresponding period of the prior year. These sales are expected to occur in the third and fourth quarters of the fiscal year as was the case in fiscal 1996. Domestic sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 7% of sales for the fiscal 1997 quarter and 11% for the same period in 1996. Gross profit declined $3.0 million, or 31.4%, from $9.5 million in the fiscal 1996 first quarter to $6.5 million in fiscal 1997, due primarily to declines in gross profit from sales in the Middle East as a result of lower volume.

Selling, general and administrative expense. Selling, general and administrative expense increased $654 thousand to $6.4 million in the fiscal 1997 quarter due to higher international advertising and promotional expenses and higher general and administrative expenses from Vietnam operations.

Interest. Interest expense increased $1.2 million from $3.4 million in the fiscal 1996 period to $4.6 million in fiscal 1997 due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1997 period includes accretion of the $6 million original issue discount on the Notes. Partially offsetting the increase in interest expense, interest income increased $391 thousand to $566 thousand.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

Comparing June 30, 1996 to March 31, 1996 balances ARI accounts receivable increased $1 million to $34.5 million and inventories decreased $6.2 million to $64.9 million.

The $100 million in principal amount of 13.0% mortgage notes due 2002 (the "Mortgage Notes") provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter and the semiannual periods ended June 30, 1996 was $2.3 million and $7.5 million, respectively. No continent interest was accrued or paid during the quarter. The total contingent interest accrued at June 30, 1996 was $447 thousand.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the Indenture as discussed above. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million. The other terms remained substantially unchanged. The outstanding balance on this loan at June 30, 1996 was $18.2 million. At July 3, 1996, the borrowing base under this line of credit was $37.6 million and the maximum borrowing during the period of June 7, 1996 through June 30, 1996 was $22.4 million.

The Company has contracted to sell its principal property held for sale, located two miles west of downtown Houston for approximately $11.3 million in cash net of expenses. The sale is expected to be consummated in calendar year 1996. The terms of the Mortgage Notes provide that proceeds are to be held in a segregated account pledged to the trustee pending investment in a related business (as defined) and further provide if uninvested proceeds exceed $5 million after one year from date of sale, they will be offered to repurchase a portion of the Mortgage Notes.

Capital expenditures, limited by the indenture for the Mortgage Notes to $5.5 million per fiscal year (with carryover provisions as defined) if the consolidated cash flow (as defined) does not exceed $30 million per year, were $988 thousand and $1.4 million for the three months ended June 30, 1996 and 1995, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of June 30, 1996. As of June 30, 1996, the Preferred B dividends accumulated but not declared are $15.972 million and the Preferred C dividends accumulated but not declared are $2.313 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

The Company and ERLY have been named as defendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plantiff with ARI's mortgage note financing, as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.24 Amended and Restated Secured Credit Agreement between American Rice, Inc. as Borrower and Harris Trust and Savings Bank

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended June 30, 1996, Registrant did not file any Form 8-K Reports.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           American Rice, Inc.
                                           -------------------
                                               Registrant


                                        /S/ Joseph E. Westover
                                       ---------------------------
                   				                    Joseph E. Westover
                                       Vice-President / Controlle

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


                                                      Three Months
                                                      Ended June 30,
                                                     1996       1995
                                                  ----------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings                                       ($2,596)      $376

  Less dividends on preferred stock:
    Series B                                          (1,295)    (1,295)
    Series C                                            (188)      (188)
                                                  ----------------------
                                                      (1,483)    (1,483)
                                                  ----------------------
  Earnings (loss) applicable to
    common stock                                     ($4,079)   ($1,107)
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   -          -
                                                  ----------------------
                                                       2,444      2,444
                                                  ======================
    Earnings (loss) per share
        applicable to common stock                    ($1.67)     ($.45)
                                                  ======================


Continued on next pag

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                                      Three Months
                                                      Ended June 30,
                                                     1996 *     1995 *
                                                  ----------------------

FULLY DILUTED EARNINGS PER SHARE


  Net earnings                                       ($2,596)      $376


  Less dividends on preferred stock:
    Series C                                            (188)      (188)
                                                  ----------------------
  Earnings applicable to
    common stock                                     ($2,784)      $188
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   778        778
    Preferred Series B                                 5,600      5,600
                                                  ----------------------
                                                       8,822      8,822
                                                  ======================
    Earnings per share
        applicable to common stock                    ($.32)       $.02
                                                  ======================



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