Form 10-Q
period 1996-09-30
AMERICAN RICE INC
filed 1996-11-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the three months ended September 30, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of November 10, 1996 is 2,443,706 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                    Three Months         Six Months
                                Ended September 30,  Ended September 30,
                                   1996      1995      1996      1995
                                ----------------------------------------

Net sales                        $121,513   $90,369  $218,920  $176,761

Cost of sales                     106,346    80,652   197,210   157,507
                                ----------------------------------------
    Gross profit                   15,167     9,717    21,710    19,254

Selling, general and
  administrative expenses           8,442     6,074    14,867    11,845
                                ----------------------------------------
    Operating income                6,725     3,643     6,843     7,409

Interest expense                    5,569     4,204    10,188     7,602
Interest income                      (600)     (353)   (1,166)     (528)
Other (income) and expense            231       (51)       352      (95)
                                ----------------------------------------
Earnings (loss) before
  income taxes                      1,525      (157)   (2,531)      430

Provision for
  income taxes (benefit)              549       (56)     (911)      155
                                ----------------------------------------
    Net earnings (loss)             $ 976     ($101)  ($1,620)     $275
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     2,965     2,965
                                ----------------------------------------
Net loss applicable
  to common stock                   ($507)  ($1,584)  ($4,585)  ($2,690)
                                ========================================
Loss per applicable
  common and common equivalent
  share:

  Primary                           ($.21)    ($.65)   ($1.88)   ($1.10)
                                ========================================
  Fully diluted                     ($.21)    ($.65)   ($1.88)   ($1.10)
                                ========================================

See Notes to Consolidated Financial Statements

               AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                                September 30,  March 31,
                                                      1996       1996
                                                  --------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                               $ 2,711     $2,803
  Accounts receivable, net                            47,829     33,541
  Inventories
    Finished goods                                    43,945     26,535
    Raw materials                                     39,168     44,489
  Prepaid expenses                                     1,528        832
  Deferred income taxes                                2,982      2,982
  Net assets of Houston properties held for sale          -      13,535
                                                  ----------------------
    Total current assets                             138,163    124,717

Restricted cash and investments (Note 3)              10,863         -
Other assets                                          22,107     20,587
Receivable from ERLY                                  24,421     24,795
Property, plant and equipment, net                    58,801     42,062
                                                  ----------------------
  Total assets                                      $254,355   $212,161
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statements

               AMERICAN RICE, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Thousands of Dollars)

                                    							      September 30, March 31,
                                                     1996       1996
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 4)                             $54,472    $19,826
  Accounts payable and accrued expenses               62,071     53,233
  Income taxes payable to ERLY                             -          -
  Current portion of long-term debt                      430        106
                                                  ----------------------
    Total current liabilities                        116,973     73,165

Long-term debt                                        96,750     95,609

Deferred income taxes                                  3,894      5,035

Commitments and contingencies (Note 6)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    5,838      7,458
  Cumulative foreign currency translation
    adjustments                                         (708)      (714)
                                                  ----------------------
  Total stockholders' equity                          36,738     38,352
                                                  ----------------------
    Total liabilities and stockholders' equity      $254,355   $212,161
                                                  ======================

See Notes to Consolidated Financial Statements

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)            Six Months
                                                 Ended September 30,
                                                   1996      1995
                                                --------------------
OPERATING ACTIVITIES:
  Net earnings (loss)                             ($1,620)     $275
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                   3,237     2,924
    Mortgage note discount accretion		      284        56
    (Gain) loss on sales of property                  138        (3)
    Deferred income taxes, net                     (1,141)      (56)
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                         (12,410)    2,924
      Inventories                                   9,266    (5,784)
      Prepaid expenses                               (643)     (567)
      Other assets                                 (1,537)       83
      Receivable from ERLY                            374      (669)
      Accounts payable and accrued expenses         2,866    (1,094)
      Income taxes payable to ERLY                      -    (1,037)
                                                --------------------
  Net cash used in
    operating activities                           (1,186)   (2,948)

INVESTING ACTIVITIES:
  Property, plant and equipment additions          (1,998)   (2,863)
  Campbell olive acquisition	                    (33,952)        -
  Proceeds from sales of assets                     2,299         8
  Loan to ERLY                                          -   (10,500)
                                                --------------------
  Net cash used in
    investing activities                          (33,651)  (13,355)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable             34,646   (16,907)
  Proceeds from issuance of long-term debt            233    94,000
  Mortgage notes issuance costs                        (3)   (5,425)
  Repayment of long-term debt                        (137)  (55,300)
  Other, net                                            6       (26)
                                                --------------------
  Net cash provided by
    financing activities                           34,745    16,342
                                                --------------------
NET INCREASE (DECREASE) IN CASH                       (92)       39
CASH:
  Beginning of the period                           2,803     1,864
                                                --------------------
  End of the period                                $2,711    $1,903
                                                ====================
See Notes to Consolidated Financial Statements


                           AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Six Months Ended September 30, 1996
                                 (Thousands of Dollars)
                                      (Unaudited)


                                                                 Foreign      Total
                                            Additional           Currency    Stock -
                         Preferred  Common   Paid-in   Retained Translation  Holders'
                          Stock     Stock    Capital   Earnings Adjustments  Equity
                         --------- --------- --------- --------- --------- ---------
Balance April 1, 1996     $3,878    $2,444   $25,286     $7,458    ($714)   $38,352

Net earnings                 -         -         -       (1,620)       6     (1,614)
                         --------- --------- --------- --------- --------- ---------
Balance
  September 30, 1996      $3,878    $2,444   $25,286     $5,838    ($708)   $36,738
                         ========= ========= ========= ========= ========= =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at September 30, 1996 and for each of the three and six month periods ended September 30, 1996 and 1995 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1996 is derived from the March 31, 1996 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

2. Olive Business Acquisition

On July 5, 1996, the Company acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $36 million (the "Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business, and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized pro forma information assumes the Acquisition occurred on the first day of each of the operating periods presented (thousands of dollars, except per share):
                                     Three Months           Six Months
                                  Ended September 30,   Ended September 30,
                                        1996                   1996
                                      --------               --------
      Net Sales                       $122,314               $237,943
      Net Earnings (loss)                  886                 (3,749)
      Earnings (loss) per share:
        Primary                          $(.24)                $(2.75)
        Fully diluted                     (.24)                 (2.75)

3. Restricted Cash and Investments

In accordance with the indenture for the $100 million principle amount of mortgage notes due 2002 (the "Notes"), proceeds from any asset sale involving mortgage note collateral are to be held in a segregated account pledged to the trustee of the Notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the Notes. On September 18, 1996, ARI closed the sale of it's principal Houston property held for sale and received gross proceeds of approximately $13.1 million. The net amount of the proceeds after expenses of the sale of approximately $10.9 million has been omitted from the consolidated statement of cash flows as a non-cash transaction.

4. Notes Payable

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1996, ARI was not in compliance with certain of the covenants related to the attainment of financial ratios and the covenant related to minimum tangible net worth. Subsequently, the Company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1996. The Company is actively seeking amendments to these covenants causing them to be less restrictive. However, there can be no assurance such amendments will be obtained. If the amendments are not effective by December 31, 1996, the Company may not be in compliance with some or all of these covenants as of December 31, 1996. The line also contains certain cross default provisions with the indenture for the $100 million in principal amount of 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million.

5.  Statement of Cash Flows

Borrowings under the revolving credit lines in the six months ended September 30, 1996 and 1995 totaled $166.3 million and $176 million, respectively, and repayments during the same periods totaled $131.7 million and $192.9 million, respectively. ARI made cash payments for interest and financing fees of approximately $9.3 million and $6.2 million during the six months ended September 30, 1996 and 1995, respectively. ARI paid $230 thousand and $1.2 million for federal and state income taxes during the six months ended September 30, 1996 and 1995, respectively.

6.  Commitments and Contingencies

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

The Company and ERLY have been named as defendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff with ARI's mortgage note financing, as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

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

On July 5, 1996, the Company acquired the domestic and foreign olive business of Campbell Soup Company for approximately $36 million (the "Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business, and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1995

Net Sales. Net sales increased $31.1 million, or 34.5%, from $90.4 million in fiscal 1996 to $121.5 million in fiscal 1997. The sales increase of $31.1 million was composed of $16.3 million in olives sales, $10.0 million in increases in sales of exported rice, and $4.8 million in increases in sales of rice in the U.S. and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 9%, accounting for $5.7 million in sales increases. The export sales volume increase accounted for a $4.3 million sales increase. There were no major sales to Japan in the 1997 quarter or in the corresponding period of the prior year. These sales are expected to occur in the third and fourth quarters of the fiscal year as was the case in fiscal 1996. Domestic rice sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 12% of sales for the fiscal 1997 quarter and 11% for the same period in 1996. Gross profit increased $5.5 million, or 56.1%, from $9.7 million in the fiscal 1996 first quarter to $15.2 million in fiscal 1997, due primarily to the Acquisition.

Selling, general and administrative expense. Selling, general and administrative expense increased $2.4 million to $8.4 million in the fiscal 1997 quarter due primarily to higher advertising and promotional expenses associated with the Acquisition.

Interest. Interest expense increased $1.4 million from $4.2 million in the fiscal 1996 period to $5.6 million in fiscal 1997 due to higher average balances outstanding, primarily as a result of the Acquisition, and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1997 period includes accretion of the $6 million original issue discount on the Notes. Partially offsetting the increase in interest expense, interest income increased $247 thousand to $600 thousand.

Six Months Ended September 30, 1996 Compared to
Six Months Ended September 30, 1995

Net Sales. Net sales increased $42.2 million, or 23.9%, from $176.8 million in fiscal 1996 to $218.9 million in fiscal 1997. The sales increase of $42.2 million was composed of $16.3 million in olives sales, $13.2 million in increases in sales of exported rice, and $12.7 million in increases in sales of rice in the U.S. and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 11%, accounting for $11.9 million in sales increases. The export sales volume increase accounted for a $1.3 million sales increase. Domestic rice sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 10% of sales for the fiscal 1997 quarter and 11% for the same period in 1996. Gross profit increased $2.4 million, or

12.8%, from $19.3 million in fiscal 1996 to $21.7 million in fiscal 1997, due primarily to the Acquisition offset partially by lower gross profit from rice sales.

Selling, general and administrative expense. Selling, general and administrative expense increased $3.0 million to $14.9 million in fiscal 1997 due primarily to higher advertising and promotional expenses associated with the Acquisition.

Interest. Interest expense increased $2.6 million from $7.6 million in fiscal 1996 to $10.2 million in fiscal 1997 due to higher average balances outstanding, primarily as a result of the Acquisition, and higher average interest rates. Partially offsetting the increase in interest expense, interest income increased $638 thousand to $1.2 million.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

Comparing September 30, 1996 to March 31, 1996 balances ARI accounts receivable increased $14.3 million to $47.8 million and inventories increased $12.1 million to $83.1 million. The acquisition of the olive business was responsible for $1.9 million of the increase to accounts receivable and $21.3 million of the increase to inventories.

The $100 million in principal amount of 13.0% mortgage notes due 2002 (the "Mortgage Notes") provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended September 30, 1996 was $8.3 million. No continent interest was accrued or paid during the quarter. The total contingent interest accrued at September 30, 1996 was $447 thousand.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1996, ARI was not in compliance with certain of the covenants related to the attainment of financial ratios and the covenant related to minimum tangible net worth. Subsequently, the Company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1996. The Company is actively seeking amendments to these covenants causing them to be less restrictive. However, there can be no assurance such amendments will be obtained. If the amendments are not effective by December 31, 1996, the Company may not be in compliance with some or all of these covenants as of December 31, 1996. The line also contains certain cross default provisions with the indenture for the $100 million in principal amount of 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million. The outstanding balance on this loan at September 30, 1996 was $48.4 million. At September 30, 1996, the borrowing base under this line of credit was $71.8 million and the maximum borrowing during the period of June 7, 1996 through September 30, 1996 was $63.6 million.

In accordance with the indenture for the $100 million principle amount of mortgage notes due 2002 (the "Notes"), proceeds from any asset sale involving mortgage note collateral are to be held in a segregated account pledged to the trustee of the Notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the Notes. On September 18, 1996, ARI closed the sale of it's principal Houston property held for sale and received gross proceeds of approximately $13.1 million. The net amount of the proceeds after expenses of the sale of approximately $10.9 million has been omitted from the consolidated statement of cash flows as a non-cash transaction.

Capital expenditures, limited by the indenture for the Mortgage Notes to $5.5 million per fiscal year (with carryover provisions as defined) if the consolidated cash flow (as defined) does not exceed $30 million per year, were $2 million and $2.9 million for the six months ended September 30, 1996 and 1995, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of September 30, 1996. As of September 30, 1996, the Preferred B dividends accumulated but not declared are $17.267 million and the Preferred C dividends accumulated but not declared are $2.5 million.

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

The Company and ERLY have been named as defendants in a lawsuit filed in the district court of Harris County, Texas. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. Damages sought are in the range of $10 million plus attorneys' fees and punitive damages. ARI and ERLY are named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff with ARI's mortgage note financing, as well as certain other alleged activities. The Company and ERLY believe they have valid defenses in this case and that damages, if any, will not have a material effect on the Company's financial condition; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result from this litigation has been made in the accompanying consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.24 Amended and Restated Secured Credit Agreement between American Rice, Inc. as Borrower and Harris Trust and Savings Bank

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended September 30, 1996, Registrant filed a report on Form 8-K/A regarding the acquisition of the olive business from Campbell Soup Co.

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



                                           American Rice, Inc.
                                           -------------------
                                               Registrant


                                        /S/ Joseph E. Westover
                                       ---------------------------
                   				                    Joseph E. Westover
                                       Vice-President / Controlle

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


					  Three Months          Six Months
                             Ended September 30,   Ended September 30,
                              1996       1995       1996       1995
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)            $976      ($101)   ($1,620)      $275



  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (2,590)    (2,590)
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
                               (1,483)    (1,483)    (2,965)    (2,965)
                           --------------------------------------------
  Loss applicable to
    common stock                ($507)   ($1,584)   ($4,585)   ($2,690)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A              -          -          -          -
                           --------------------------------------------
                                2,444      2,444      2,444      2,444
                           ============================================

  Loss per share
   applicable to common stock  ($.21)     ($.65)    ($1.88)     ($1.10)
                           ============================================

Continued on next page

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                 Three Months            Six Months
                               Ended September 30,   Ended September 30,
                                1996       1995       1996       1995
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings (loss)            $976      ($101)   ($1,620)      $275


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock                 $788      ($289)   ($1,995)     ($100)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock  $.09      ($.03)     ($.23)     ($.01)
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