Form 10-Q
period 1996-12-31
AMERICAN RICE INC
filed 1997-02-11
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the three months ended December 31, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of February 7, 1996 is 2,443,706 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                   Three Months         Nine Months
                                Ended  December 31,   Ended December 31,
                                   1996      1995      1996      1995
                                ----------------------------------------

Net sales                        $153,699  $101,440  $372,619  $278,201

Cost of sales                     130,701    93,131   327,911   250,638
                                ----------------------------------------
    Gross profit                   22,998     8,309    44,708    27,563

Selling, general and
  administrative expenses          12,997     6,158    27,864    18,003
Provision for loss on
  disposal of property           			  -       7,200       -       7,200
                                ----------------------------------------
    Operating income               10,001    (5,049)   16,844     2,360

Interest expense                    5,738     4,914    15,926    12,516
Interest income                      (615)     (642)   (1,781)   (1,170)
Other (income) and expense             50      (117)      402      (212)
                                ----------------------------------------
Earnings (loss) before
  income taxes                      4,828    (9,204)    2,297    (8,774)

Provision for
  income taxes (benefit)            1,738    (3,313)      827    (3,159)
                                ----------------------------------------
    Net earnings (loss)            $3,090   ($5,891)   $1,470   ($5,615)
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     4,448     4,448
                                ----------------------------------------
Net earnings (loss) applicable
  to common stock                  $1,607   ($7,374)  ($2,978) ($10,063)
                                ========================================
Loss per applicable
  common and common equivalent
  share:

  Primary                            $.50    ($3.02)   ($1.22)   ($4.12)
                                ========================================
  Fully diluted                      $.33    ($3.02)   ($1.22)   ($4.12)
                                ========================================

See Notes to Consolidated Financial Statement

               AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of Dollars)

                                                  December 31, March 31,
                                                      1996       1996
                                                  --------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                               $ 3,501     $2,803
  Accounts receivable, net                            71,508     33,541
  Inventories
    Finished goods                                    58,425     26,535
    Raw materials                                     54,458     44,489
  Prepaid expenses                                       934        832
  Deferred income taxes                                2,982      2,982
  Net assets of Houston properties held for sale          -      13,535
                                                  ----------------------
    Total current assets                             191,808    124,717

Restricted cash and investments (Note 3)              10,472         -
Other assets                                          21,812     20,587
Receivable from ERLY                                  24,087     24,795
Property, plant and equipment, net                    58,279     42,062
                                                  ----------------------
  Total assets                                      $306,458   $212,161
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

               AMERICAN RICE, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (Thousands of Dollars)

 							       December 31, March 31,
                                                     1996       1996
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 4)                            $ 67,117    $19,826
  Accounts payable and accrued expenses               96,510     53,233
  Current portion of long-term debt                      437        106
                                                  ----------------------
    Total current liabilities                        164,064     73,165

Long-term debt                                        96,923     95,609

Deferred income taxes                                  5,632      5,035

Commitments and contingencies (Note 6)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    8,928      7,458
  Cumulative foreign currency translation
    adjustments                                         (697)      (714)
                                                  ----------------------
  Total stockholders' equity                          39,839     38,352
                                                  ----------------------
    Total liabilities and stockholders' equity      $306,458   $212,161
                                                  ======================

See Notes to Consolidated Financial Statement

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)           Nine Months
                                                 Ended December 31,
                                                   1996      1995
                                                --------------------
OPERATING ACTIVITIES:
  Net earnings (loss)                              $1,470   ($5,615)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                   5,122     4,377
    Mortgage note discount accretion          		      442       190
    (Gain) loss on sales of property                  142     7,200
    Deferred income taxes, net                        597    (3,390)
    Changes in assets and liabilities that
      provided (used) cash (excluding working capital
        from the Campbell olive acquisition:
      Accounts receivable                         (36,089)   (8,896)
      Inventories                                 (20,504)  (14,681)
      Prepaid expenses                                (49)     (106)
      Other assets                                 (1,672)      128
      Receivable from ERLY                            708    (2,028)
      Accounts payable and accrued expenses        37,305     2,926
      Income taxes payable to ERLY                      -    (1,037)
                                                --------------------
  Net cash used in
    operating activities                          (12,528)  (20,932)

INVESTING ACTIVITIES:
  Property, plant and equipment additions          (2,933)   (4,390)
  Campbell olive acquisition	                    (33,952)        -
  Proceeds from sales of assets                     2,690        85
  Loan to ERLY                                          -   (10,500)
                                                --------------------
  Net cash used in
    investing activities                          (34,195)  (14,805)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable             47,291     1,788
  Proceeds from issuance of long-term debt            348    95,290
  Mortgage notes issuance costs                        (5)   (6,620)
  Repayment of long-term debt                        (230)  (55,300)
  Other, net                                           17       (26)
                                                --------------------
  Net cash provided by
    financing activities                           47,421    35,132
                                                --------------------
NET INCREASE (DECREASE) IN CASH                       698      (605)
CASH:
  Beginning of the period                           2,803     1,864
                                                --------------------
  End of the period                                $3,501    $1,259
                                                ====================
See Notes to Consolidated Financial Statement

                           AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Nine Months Ended December 31, 1996
                                 (Thousands of Dollars)
                                      (Unaudited)


                                                                 Foreign      Total
                                            Additional           Currency    Stock -
                         Preferred  Common   Paid-in   Retained Translation  Holders'
                          Stock     Stock    Capital   Earnings Adjustments  Equity
                         --------- --------- --------- --------- --------- ---------
Balance April 1, 1996     $3,878    $2,444   $25,286     $7,458    ($714)   $38,352

Net earnings                 -         -         -        1,470       -       1,470

Foreign currency
  translation                -         -         -           -        17         17
                         --------- --------- --------- --------- --------- ---------
Balance
  December 31, 1996       $3,878    $2,444   $25,286     $8,928    ($697)   $39,839
                         ========= ========= ========= ========= ========= =========


See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

The consolidated financial statements presented herein at December 31, 1996 and for each of the three and nine month periods ended December 31, 1996 and 1995 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1996 is derived from the March 31, 1996 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized pro forma information assumes the Acquisition occurred on the first day of the operating period presented (thousands of dollars, except per share):

                                                 Nine Months
                                              Ended December 31,
                                                    1996
                                                  --------
      Net Sales                                   $391,642
      Net Earnings (loss)                             (659)
      Earnings (loss) per share:
        Primary                                    $ (2.09)
        Fully diluted                                (2.09)

3. Restricted Cash and Investments

In accordance with the indenture for the $100 million in principal amount of 13.0% mortgage notes due 2002 (the "Mortgage Notes") proceeds from any asset sale involving Mortgage Note collateral are to be held in a segregated account pledged to the trustee of the Mortgage Notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the Mortgage Notes. On September 18, 1996, ARI closed the sale of its principal Houston property held for sale and received gross proceeds of approximately $13.1 million. The net amount of the proceeds after expenses of the sale of approximately $10.5 million has been omitted from the consolidated statement of cash flows as a non-cash transaction. Pursuant to the terms of the indenture for the Mortgage Notes, the Company offered to purchase Mortgage Notes with substantually all of the net proceeds of the sale. Such offers expired on February 7, 1997, with a total $1.0 million in aggregate principal amount of Mortgage Notes tendered for purchase. The balance of the proceeds of the sale of the property, approximately $9.5 million, will be used for general corporate purposes.

4. Notes Payable

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1996, ARI was not in compliance with certain of the covenants related to the attainment of financial ratios and the covenant related to minimum tangible net worth. The Company has obtained amendments to these covenants causing them to be less restrictive. The Company is now in compliance with all such covenants. The line also contains certain cross default provisions with the indenture for Mortgage Notes. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million.

5.  Statement of Cash Flows

Borrowings under the revolving credit lines in the nine months ended December 31, 1996 and 1995 totaled $217 million and $289 million, respectively, and repayments during the same periods totaled $170 million and $287 million, respectively. ARI made cash payments for interest and financing fees of approximately $12.2 million and $7.3 million during the nine months ended December 31, 1996 and 1995, respectively. ARI paid $253 thousand and $1.3 million for federal and state income taxes during the nine months ended December 31, 1996 and 1995, respectively.

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

On July 5, 1996, the Company acquired the domestic and foreign olive business of Campbell Soup Company for approximately $36 million. Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business, and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Historically, sales of olives have pronounced seasonal elements, with higher sales occurring in conjunction with holiday consumption. Accordingly, because the quarterly period ending December 31 contains both the Thanksgiving and Christmas holidays, the two holidays of highest consumption, it will have significantly higher sales than will the other three quarters of the fiscal year. Margins are expected to follow the seasonal pattern of sales.

Three Months Ended December 31, 1996 Compared to
Three Months Ended December 31, 1995

Net Sales. Net sales increased $52.3 million, or 51.5%, from $101.4 million in fiscal 1996 to $153.7 million in fiscal 1997. The sales increase was composed of $35.6 million in olives sales, $12.2 million in increases in sales of exported rice, and $4.4 million in increases in sales of rice in the U.S. and Canada.

Export rice sales increased due to higher prices and higher volume. The export sales volume increase accounted for a $9.4 million sales increase. Average export rice prices increased approximately 4%, accounting for $2.8 million in sales increases. Domestic rice sales were higher as a result of higher average prices and higher volume.

In late January 1997, ARI experienced a disruption of shipments to its customers in Saudi Arabia due to contractual difficulties with a third party processing facility in Saudi Arabia, and alternative processing and distribution means may be employed.

Gross Profit. Gross profit was 15.0% of sales for the fiscal 1997 quarter and 8.2% for the same period in 1996. Gross profit increased $14.7 million from $8.3 million in the fiscal 1996 third quarter to $23.0 million in fiscal 1997, due primarily to the Acquisition.

Selling, general and administrative expense. Selling, general and administrative expense increased $6.8 million to $13.0 million in the fiscal 1997 quarter due primarily to higher advertising and promotional expenses associated with the Acquisition.

Interest. Interest expense increased $824 thousand from $4.9 million in the fiscal 1996 period to $5.7 million in fiscal 1997 due to higher average balances outstanding, primarily as a result of the Acquisition, and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1997 period includes accretion of the $6 million original issue discount on the $100 million in principal amount of 13.0% mortgage notes due 2002.

Nine Months Ended December 31, 1996 Compared to
Nine Months Ended December 31, 1995

Net Sales. Net sales increased $94.4 million, or 33.9%, from $278.2 million in fiscal 1996 to $372.6 million in fiscal 1997. The sales increase of $94.4 million was composed of $54.2 million in olives sales, $25.4 million in increases in sales of exported rice, and $14.8 million in increases in sales of rice in the U.S. and Canada.

Export rice sales increased due to higher prices and higher volume. Average export rice prices increased approximately 9%, accounting for $14.5 million in sales increases. The export sales volume increase accounted for a $10.9 million sales increase. Domestic rice sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 12.0% of sales for the fiscal 1997 period and 9.9% for the same period in 1996. Gross profit increased $17.1 million, or 62.2%, from $27.6 million in fiscal 1996 to $44.7 million in fiscal 1997, due primarily to the Acquisition.

Selling, general and administrative expense. Selling, general and administrative expense increased $9.9 million to $27.9 million in fiscal 1997 due primarily to higher advertising and promotional expenses associated with the Acquisition.

Interest. Interest expense increased $3.4 million from $12.5 million in fiscal 1996 to $15.9 million in fiscal 1997 due to higher average balances outstanding, primarily as a result of the Acquisition, and higher average interest rates. Partially offsetting the increase in interest expense, interest income increased $611 thousand to $1.8 million.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

Comparing December 31, 1996 to March 31, 1996 balances ARI accounts receivable increased $38 million to $71.5 million and inventories increased $41.9 million to $112.9 million.

The Mortgage Notes provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Mortgage Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Mortgage Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended December 31, 1996 was $13.1 million. No continent interest was accrued or paid during the quarter. The total contingent interest accrued and unpaid at December 31, 1996 was $447 thousand. An additional $861 thousand of contingent interest will accrue over the period from March 1 to August 31, 1997. It is anticipated that because the applicable fixed cost coverage ratio permits deferral of payment of contingent interest at August 31, 1997, such payment will be deferred.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank. Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1996, ARI was not in compliance with certain of the covenants related to the attainment of financial ratios and the covenant related to minimum tangible net worth. The Company has obtained amendments to these covenants causing them to be less restrictive. The Company is now in compliance with all such covenants. The line also contains certain cross default provisions with the indenture for Mortgage Notes. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million.

In accordance with the indenture for the $100 million in principal amount of 13.0% mortgage notes due 2002, proceeds from any asset sale involving Mortgage Note collateral are to be held in a segregated account pledged to the trustee of the Mortgage Notes. Such proceeds may be used by ARI for investment in a related business, for capital expenditures, and under certain circumstances to redeem the Mortgage Notes. On September 18, 1996, ARI closed the sale of its principal Houston property held for sale and received gross proceeds of approximately $13.1 million. The net amount of the proceeds after expenses of the sale of approximately $10.5 million has been omitted from the consolidated statement of cash flows as a non-cash transaction. Pursuant to the terms of the indenture for the Mortgage Notes, the Company offered to purchase Mortgage Notes with substantually all of the net proceeds of the sale. Such offers expired on February 7, 1997, with a total $1.0 million in aggregate principal amount of Mortgage Notes tendered for purchase. The balance of the proceeds of the sale of the property, approximately $9.5 million, will be used for general corporate purposes.

Capital expenditures, limited by the indenture for the Mortgage Notes to $5.5 million per fiscal year (with carryover provisions as defined) if the consolidated cash flow (as defined) does not exceed $30 million per year, were $2.9 million and $4.4 million for the nine months ended December 31, 1996 and 1995, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of December 31, 1996. As of December 31, 1996, the Preferred B dividends accumulated but not declared are $18.562 million and the Preferred C dividends accumulated but not declared are $2.688 million.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended December 31, 1996, Registrant did not file any Form 8-K Reports.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           American Rice, Inc.
                                           -------------------
                                               Registrant


                                        /S/ Joseph E. Westover
                                       ---------------------------
                 				                    Joseph E. Westover
                                      Vice-President / Controller

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


					  Three Months         Nine Months
                             Ended December 31,   Ended December 31,
                              1996       1995       1996       1995
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)          $3,090    ($5,891)    $1,470    ($5,615)



  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (3,885)    (3,885)
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
                               (1,483)    (1,483)    (4,448)    (4,448)
                           --------------------------------------------
  Earnings (loss) applicable
    to common stock            $1,607    ($7,374)   ($2,978)  ($10,063)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778          -          -          -
                           --------------------------------------------
                                3,222      2,444      2,444      2,444
                           ============================================

  Earnings (loss) per share
   applicable to common stock    $.50     ($3.02)    ($1.22)    ($4.12)
                           ============================================

Continued on next page

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                 Three Months           Nine Months
                               Ended December 31,    Ended December 31,
                                1996       1995       1996       1995
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE


  Net earnings (loss)          $3,090    ($5,891)    $1,470    ($5,615)


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock               $2,902    ($6,079)      $907    ($6,178)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock  $.33      ($.69)*     $.10*     ($.70)*
                           ============================================



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