Form 10-K
period 1997-03-31
AMERICAN RICE INC
filed 1997-06-30
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10 - K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended                             Commission file
       March 31, 1997                                     Number 0-17039


                              American Rice, Inc.
           (Exact name of registrant as specified in its charter)

              Texas                                     76-0231626
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

   411 North Sam Houston Parkway East
           Houston, Texas                                    77060
(Address of principal executive offices)                   (Zip Code)

 Registrant's Telephone Number, Including Area Code    (281) 272-8800

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

As of June 25, 1997, 2,443,669 shares of the Registrant's Common Stock, par value $1 per share, were outstanding, and the aggregate market value of the outstanding Common Stock, $1 par value, of the Registrant held by non-affiliates of the Registrant as of June 25, 1997, based on the average bid and asked prices for these shares on the NASDAQ System, was $4,685,321.

                   Documents Incorporated by Reference

Portions of the 1996 Proxy Statement to Shareholders are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                             AMERICAN RICE, INC.
                           FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS
Part I
------
Item 1:     Business                                See page      1

Item 2:     Properties                              See page     10

Item 3:     Legal Proceedings                       See page     11

Item 4:     Submission of Matters to a              See page     11
            Vote of Security Holders

Part II
-------
Item 5:     Market for the Company's                See page     12
            Common Stock and Related
            Stockholder Matters

Item 6:     Selected Financial Data                 See page     13

Item 7:     Management's Discussion                 See page     15
            and Analysis of Financial
            Condition and Results of
            Operations

Item 8:     Consolidated Financial                  See page  F - 1
            Statements

Item 9:     Changes in and Disagreements            See page     19
            with Accountants on Accounting
            and Financial Disclosure

Part III
--------
Item 10:    Directors and Executive                 See page     20
            Officers of the Company

Item 11:    Executive Compensation              See Proxy Statement

Item 12:    Security Ownership of Certain       See Proxy Statement
            Beneficial Owners and
            Management

Item 13:    Certain Relationships               See Proxy Statement
            and Related Transactions
Part IV
-------
Item 14:    Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K

                                 PART I

Item 1.   Business
------    --------

The Company

American Rice, Inc. ("ARI or the "Company") is a processor and marketer of food products, the principal of which are rice and olives. The Company is the largest U.S. based and one of the world's leading processors and marketers of branded rice products, with leading brand positions in many U.S. markets as well as Saudi Arabia, Haiti, Puerto Rico and certain other rice consuming markets. The Company annually markets approximately 20% of the total U.S. rice crop and is the only marketer of rice in the world with significant sources of rough rice and milling facilities in the two major rice producing regions of the United States as well as certain strategic locations overseas. This allows ARI to moderate the impact of regional trade imbalances caused by climate and geopolitical factors on operating performance. The Company is able to maximize its margins by purchasing rice grown domestically and abroad to take advantage of regional cost and supply availability. ARI is among the largest of four U.S. olive processors with the largest U.S. market share of branded sales of both black and green olives. Significant synergy's have been attained through successful integration of the olive product lines with ARI's existing marketing, logistical, and support functions allowing effective marketing and efficient, lower cost operations for both rice and olives.

Background

The business of ARI dates back to 1901 when the predecessor company to Comet Rice, Inc. ("Comet") was formed in Beaumont, Texas. In 1952, the predecessor company to Comet merged with Wonder Rice Mills, Inc. of Stuttgart, Arkansas and Adolphus Rice Mills, Inc. of Houston, Texas. This rice milling business was purchased in 1970 by Early California Industries Inc. ("Early"), a California company. In 1972, Early formed Comet as a new subsidiary into which Early transferred all of its rice business assets. In 1979, Comet acquired United Rice Growers and Millers. Early subsequently changed its name to ERLY Industries Inc. ("ERLY") in 1985.

In 1986, Comet and American Rice, Inc., a Texas agricultural cooperative marketing association formed in 1969 and comprised primarily of rice growers (the "ARI Cooperative"), formed a joint venture known as Comet American Marketing ("CAM") for the purpose of conducting joint domestic marketing operations. In connection with the formation of CAM, both companies contributed virtually all of their domestic brands to CAM and Comet transferred certain processing and packaging equipment, packaging supplies and production responsibilities to the ARI Cooperative. ARI was incorporated in 1987 by the ARI Cooperative and in 1988, the ARI Cooperative contributed all of its assets to the Company in exchange for 52% of ARI's voting capital stock, which the ARI Cooperative distributed to its members. Comet obtained the remaining 48% of ARI's voting capital stock in exchange for contributing to the Company cash and Comet's 50% interest in CAM. On May 26, 1993, ERLY consolidated its ownership interests in the Company and Comet, pursuant to which ERLY transferred all of the operating assets and liabilities of Comet to ARI in exchange for shares of voting preferred stock that gave ERLY an additional 33% of the voting power of ARI (the "Comet Acquisition"). As a result of the Comet Acquisition, ERLY holds 81% of the voting power of the Company.

In July 1996, the Company added olives to its product lines by acquiring the domestic and foreign olive business of Campbell Soup Company (the "Olive

Acquisition"). Assets acquired include olive inventories and processing facilities in Visalia, California and Seville, Spain.

Rice Products

Industry Overview

Rice is the primary staple food consumed in most countries and is the cereal grain with the highest level of human consumption in the world, comprising approximately 40% of world cereal grain consumption. Primarily as a result of population increases, world rice consumption has increased approximately 125% during the last 30 years to approximately 350 million metric tons. U.S. consumption of rice has approximately doubled since 1984 and currently exceeds three million metric tons per year. The increase in U.S. rice consumption is primarily due to the substantial population growth of certain ethnic groups and increased awareness by the general population of the impact of diet on health. Measured on a per capita basis, average consumption of rice is estimated at 150 pounds per person on a worldwide basis, with Asia having the highest per capita annual consumption at approximately 225 pounds and the United States with one of the lowest at 28 pounds.

International Trade. While over 95% of the rice grown worldwide is consumed in the country in which it is grown, international trade in rice has expanded steadily over the last decade from approximately 11 million metric tons to approximately 18 million metric tons. The demand for rice over time has increased proportionately with population increases, coupled with expansion in per capita consumption, and has exceeded agricultural productive capacity in some countries. In addition, due to the economic collapse of the former Soviet bloc nations, certain foreign government agricultural support programs have been reduced. This has reduced supply and increased international trade demand.

The world's major rice producing countries include China, India, Indonesia, Bangladesh, Thailand, Vietnam and the United States, with China and India accounting for over 50% of world rice production. Thailand is the largest exporter of rice in the world, exporting approximately 30% of total world rice exports, followed by the United States, India, and Vietnam, whose exports account for 16%, 14%, and 11%, respectively, of the world rice trade. Rice produced in the United States is generally of a high quality and sells at premium prices relative to Asian rice. Based on statistics compiled by the United States Department of Agriculture ("U.S.D.A."), exports of rice produced in the United States have sustained consistent growth over the last 20 years, growing from an average of 1.8 million metric tons per year in the years from 1972 to 1974 to an average of approximately three million metric tons per year in 1995 to 1996.

Historically, the largest rice importing nations have included Brazil, Iran, and Saudi Arabia with each nation importing in excess of 750,000 metric tons annually. In recent years, imports from Bangladesh, China, and Indonesia have increased to this level. In 1995, international trade was impacted favorably by the effects of the General Agreement on Tariff and Trade ("GATT"). Signatory countries, including the United States, the European Union, Japan, and South Korea began implementation of their GATT commitments on January 1, 1995, which required with some exceptions, the elimination of all import bans, and the reduction of all import tariffs. In the case of Japan, which was not required to eliminate rice import bans, highly beneficial quotas were established through bilateral negotiations. Japan imported approximately 450,000 metric tons of rice in the 1996 crop year, and its imports are scheduled to increase each year to 758,000 metric tons by the year 2000. In general, reductions on tariffs will make imports more attractive to foreign buyers and consumers and more competitive with domestic products. Under GATT, developed countries are committed to reduce tariffs by an average of 36% over six years, while developing nations will reduce tariffs 24% over ten years. Management believes increases in U.S. medium grain rice production in recent years is primarily attributable to GATT and that over the longer term the agreement will stimulate additional production increases and world rice trade.

Domestic Trade. U.S. consumption of rice has approximately doubled since 1984 and currently exceeds three million metric tons per year. U.S. per capita consumption of rice has increased primarily due to increases in the population of high rice-consuming Hispanic and Asian ethnic groups, which have grown from 6% of the U.S. population in 1970 to 26% in 1990 and are projected by the U.S. Census Bureau to increase to 38% of the U.S. population by 2020. For example, the Hispanic communities in the Southwest, and the Asian communities in California, each of which have grown significantly since 1985, consume over three times the average per capita amount of rice consumed in the United States. To a lesser extent, the growth in average per capita consumption of rice has also been caused by increased awareness of the impact of diet on health.

Rice Production. Approximately two-thirds of total U.S. rice production is the long grain variety, which is produced almost entirely within Arkansas, Louisiana, Mississippi, Texas and Missouri and is marketed worldwide. Medium grain rice, which is grown in several rice producing states but is the dominant variety grown in California, accounts for effectively all of the remaining one-third of all rice grown in the United States. California medium grain, generically known as Calrose, is preferred within certain segments of the global market, including Japan, Korea, Turkey, Jordan and Lebanon. The difference between these rice varieties is reflected in the size and shape of the kernel as well as amylose or starch content.

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

Parboiled rice is rough rice that has been soaked, steamed under pressure, dried and then hulled and milled. The process of parboiling involves soaking the cleaned rough rice in water and then heating the kernels to specific temperatures using steam. This process breaks down the starch in the rice and allows splintered kernels to fuse together to form whole kernels. Once rice has been parboiled, it changes color and maintains a golden brown hue as contrasted to regular milled white rice. Parboiled rice retains more nutrients than regular milled white rice and tends to be more fluffy after cooking.

The finished rice products are then ready for packaging and shipping. Packaging can occur at the rice processing plant or at the destination site after bulk shipment. Transportation costs associated with bulk shipments are typically less costly than those of packaged rice.

Rice Brands and Markets

The Company is one of the largest competitors in the global market for rice. ARI competes in all major rice importing regions in the world. The Company plans to continue to expand into new markets and increase its share in certain of its existing markets. The following table summarizes the regional concentrations of ARI's rice sales during the past three years:

                                           Year ended March 31,
                                  -------------------------------------
                                     1997          1996         1995
                                  ---------     ---------     ---------
                                              (in thousands)
   United States                   $146,880      $131,776      $123,530

   Export Sales:
     Middle East                   $165,666      $117,359       $91,449
     Caribbean, Mexico, and
       South America                 64,991        64,654        84,806
     Asia                            31,583        49,453        49,963
     Other                           35,076        26,845        23,302
                                  ---------     ---------     ---------
   Total Export Sales               297,316       258,311       249,520
                                  ---------     ---------     ---------
   Total Sales                     $444,196      $390,087      $373,050
                                  =========     =========     =========

United States. ARI's domestic rice sales consist of branded rice products sold to retail outlets, primarily grocery stores, branded bulk sales to ethnic wholesale and retail outlets and sales to other industrial users and major food processors. ARI has targeted its domestic marketing programs to achieve regional brand prominence with such efforts primarily being focused on the top 15 rice consumption markets. These markets, located principally in New York, California, Texas and Florida account for over 50% of the rice consumed in the United States. The Company is the second largest seller by tonnage of retail branded long grain white rice products in the United States with a market share of approximately 15%. ARI's long grain rice brands have attained the number one or number two market share in many of the regions in which they compete including Comet(R) in North Carolina, Blue Ribbon(R) in South Carolina, Adolphus(R) in Texas, Comet(R) in California, Texas and the Southeast and AA(R) in California.

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

In addition to its own branded retail products, ARI supplies long grain white and parboiled rice, instant rice, rice mixes, brown rice and other rice products to a full range of private label resellers in the United States and Canada as well as other food resellers.

Middle East. Saudi Arabia has been the largest market for U.S. grown rice, annually importing an average of approximately 750,000 metric tons from all sources, and is currently the largest branded parboiled rice market in the world. ARI's Abu Bint(R) brand is considered to be one of the best recognized food products in Saudi Arabia, leading all U.S. grown rice imports with approximately 60% of the market for this rice. Overall, Abu Bint(R) is the number one brand with a market share of approximately 13% of the total Saudi Arabian market. Rice products exported to Saudi Arabia by ARI are marketed to various wholesalers and retailers through a number of major distributors.

Historically, the rice ARI sold in Saudi Arabia was shipped from the United States in packaged form. In 1994, ARI began shipping rice in bulk form to the Middle East region and packing it under strict quality supervision in order to reduce vessel loading and freight costs while providing enhanced market competitiveness, improved customer service, and product freshness. Until January 1997, products were packed at a facility in Jeddah, Saudi Arabia (see
Item 3 - Legal Proceedings). Since January 1997 other Middle East facilities with similar advantages have been utilized.

ARI also sells significant quantities of both branded and unbranded rice to a number of other Middle East countries including Turkey, Iran, Jordan, and Syria.

Caribbean, Mexico and South America. The Caribbean is one of the highest per capita rice consumption markets in the world. ARI sells branded products such as Comet(R), Blue Ribbon(R), D'Aqui(TM), and Cinta Azul(R) in this region, with substantial Company-controlled or owned assets in Haiti and Jamaica and the Netherlands Antilles.

ARI is the largest processor and marketer of rice to Haiti. In Jamaica, ARI's subsidiary, Comet Rice of Jamaica, Ltd., is the second largest processor and one of the largest branded retail and food service marketers in the country. Within Aruba, Bonaire and Curacao, ARI has a long-term exclusive supply, processing and marketing agreement with the Antillean Rice Mill, a local marketing company.

Asia. As a participant in GATT, Japan imported approximately 450,000 metric tons of rice in the 1996 crop year, and its imports are scheduled to increase each year to 758,000 metric tons by 2000. In the first two years of the GATT agreement, the United States exported approximately half of Japan's GATT commitment, and ARI milled in excess of 40% of the U.S. exports. Management believes the Company will continue to have material involvement in this business.

In 1994, ARI formed ARI-Vinafood, a Vietnamese limited liability company on a joint venture basis with a company owned by the government of the Socialist Republic of Vietnam for the purpose of producing rice and related products at rice processing facilities in Vietnam. ARI owns 55% of ARI-Vinafood. The Company's participation in the joint venture is subject to a buy-out by the Vietnam Partner after the fifth year of operation. ARI's participation in ARI-Vinafood has allowed the Company to participate in the world market for Asian origin rice.

Rice Sourcing and Pricing

The Company's market and source diversity enhances its ability to moderate the impact of regional trade imbalances caused by climate and geopolitical factors. ARI is the only marketer of rice in the world with sources and milling capacity in each of the major rice producing regions of the United States as well as overseas. As a result, the Company utilizes a variety of rice products grown in the United States and is able to take advantage of regional cost and supply availability. Each of ARI's milling facilities are strategically located to minimize shipping costs and maximize the convenience to the customer enabling ARI to capitalize on marketing opportunities as they develop around the world.

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

Southern Facilities. ARI's principal Southern rice processing facility is located in Freeport, Texas. The Freeport facility is a 20 acre integrated processing complex with an annual milling capacity of over 600,000 metric tons located directly on a deep water port in the Gulf of Mexico. The facility is the only rice facility in the United States capable of handling large ocean-going vessels directly. The facility has a parboiled processing plant and separate milling facilities for both white and parboiled rice. The Freeport facility adds water polishing and electro-optical sorting to ensure that ARI's exacting quality standards are consistently met. The facility also has a rice flour mill that markets and meets the stringent quality standards of baby food processors and Japanese food ingredient purchasers. ARI also processes instant rice for retail and industrial markets.

California Facilities. ARI operates two rice processing facilities in Maxwell and Biggs, California and has one of the state's largest single rice drying operations. The Maxwell facility is the largest capacity single rice mill operating in California. The Biggs facility which was first leased by Comet in 1991 and recently extended, is an older milling facility that provides additional milling capacity to supplement ARI's domestic milling requirements. The combined capacity of the Maxwell facility and the Biggs facility exceeds the multi-mill capacities of ARI's largest California competitors.

Other Facilities. ARI also operates packaging facilities in Port-au-Prince, Haiti, and Kingston, Jamaica that receive bulk rice from ARI's Southern facilities and process and package the bulk rice into local retail branded rice products. ARI's Haitian facility is located on a self-contained deep water port 25 kilometers outside the capital city and principal market, Port-au-Prince. ARI operates an ocean-going vessel to service the Caribbean area facilities. These facilities provide ARI with competitive advantages in loading, transportation and labor costs as well as in customer service and product freshness.

Olive Products

Industry Overview

While rice is a primary staple food in the world, olives are typically used as a food ingredient, supplement or garnish. Therefore, while rice has estimated average per capita consumption of 150 pounds per year, olives is much lower with estimated average world per capita consumption of .4 pounds per year. Per capita consumption of olives in the U.S. is estimated to be 1.5 pounds per year.

International Trade. The principal production regions for table olives are the Mediterranean and the valleys of California. Consumption is concentrated in the Mediterranean region and the U.S. In the five years ending with crop year 1996-1997, estimated world production and consumption of table olives has averaged approximately one million tons, while world trade between countries averaged approximately 230 thousand tons. Due to favorable weather conditions, the 1996-1997 world crop is expected to exceed the average of the last four years by over 200 thousand tons, with a consumption increase and replenishment of unusually low beginning inventories absorbing the production increase. Among the leaders in world trade in recent years, Morocco is the largest exporter, while the United States is the largest importer. The following table summarizes estimated average production, consumption, and world trade of table olives for the 1996-1997 crop year:

                           Production  Consumption  Exports  Imports
                           ----------  -----------  -------  -------
                                     (thousands of tons)
          European
            Community *        347         330         82       66
          Turkey               216         160         30        -
          United States        149         170         10       76
          Morocco              120          35         85        -
          Syria                 90          80          8        -
          Others               219         279         42       95
                           ----------  -----------  -------  -------
                             1,141       1,054        257      237

              * Spain and Italy produced 210 and 80 MT, respectively. Exports and imports do not include trade among European Community countries.
              Source: Olivae magazine, December 1996

Domestic Trade. California processors dominate the production and marketing of black olives sold domestically, accounting for about 80-85% of the market. The remaining 15-20% are imported from Spain, Morocco, and Mexico. The California ripe olive processing industry is consolidating. The industry entered the 1990s with six processors, down from 27 during the early 1960s. Today only four domestic processors remain. The industry's increased mechanization, higher fixed environmental costs, and higher capital requirements in both production and marketing have raised breakeven volumes leaving smaller olive companies uncompetitive. In addition, growth in food service demand for sliced olives and price pressure from Spain and Morocco have shrunk industry margins. Among domestic processors, ARI is the second largest in production capacity handling approximately 30% of California's annual production.

The green olive business, in contrast to the domestic black olive business, is fragmented with dozens of Spanish processors and marketers and U.S. importers. Natural industry consolidation has been delayed by Spanish laws making plant closures and mergers prohibitively expensive. These laws, however, are currently under review with the objective of increasing the global competitiveness of Spanish businesses. Changes which will favor industry consolidation are expected which will improve the economics of efficient operations such as that of ARI.

ARI is one of a few international olive processors and marketers. The company operates modern, low cost production facilities in Visalia, California for ripe olives and in Seville, Spain for green olives. The Company has also allied itself with other processors of various olive styles in key producing regions to assure its customers a complete product line and reliable supply.

Olive Production. Olives have been produced and consumed in the Mediterranean region since history has been recorded. It is believed olive cultivation was spread throughout the Mediterranean by the Greeks and Romans and was brought to the Western Hemisphere by Spanish explorers. Olives are said to have been among the crops grown in the Jesuit mission settlements in California. Although there are numerous varieties of olives cultivated in the world, the principal varieties are the Manzanillo and Sevillano.

Olives are harvested in the fall of the year and are either processed immediately or stored in a brine solution for processing later in the year. Regardless of variety, olives can be processed into two principal types, green olives (also known as Spanish olives) and black olives (also know as ripe olives), the determining factor being differences in the production process.

Green olives are produced by fermentation under controlled temperatures in a brine solution for a period ranging from two to seven months. Black olives are produced by a caustic aeration process lasting about seven days. After bulk processing, olives are made into a variety of familiar products including pitted, unpitted, stuffed, sliced, or chopped olives or olive oil.

The olive tree is an erratic, alternate bearing fruit because the stress to the olive tree caused by a large crop tends to depress new growth and production in the following year. The 1996-1997 crop was the second largest olive crop in history both in the U.S. and the world. Early indications suggest the 1997-1998 U.S. crop will be only 50% as large as the prior year, and thus carryover inventory will be important to service olive customers. ARI's relatively large inventory position is expected to be ideal to meet anticipated demand in the next year.

Olives Brands and Markets

ARI annual sales of olive products in fiscal 1998 are expected to exceed $100 million. In the nine months from the Olive Acquisition to March 31, 1997 sales of $71.3 million included $64.2 million in the U.S. and $7.1 million in other world markets, primarily Europe.

United States. ARI enjoys the largest market share of branded sales of both black and green olives in U.S. markets. In dollar sales of black olives, the company has 35.8% of the market compared to 23.4% for the nearest competitor. The dominance of ARI's share of branded green olive sales is more pronounced, with 25.2% compared to the nearest competitor with a 13.8% share. ARI's principal U.S. olive brand is Early California(R), although the Company also markets U.S. olives under the Franciscan(R) and Senor(R) brands. Through a fee arrangement with Campbell Soup Company, ARI uses Campbell's Vlasic(R) brand in the Eastern United States. Sales under the Vlasic(R) brand are being phased out in favor of the Early California(R) brand. The Company is also a major private label supplier.

Other World Markets. ARI markets green olives produced in its Spanish facilities primarily to European and Caribbean countries in proprietary brands such as Tapas(R) and Loreto(R). Several of ARI's rice markets, particularly the middle eastern countries, are also major olive consuming countries. Others are key olive producing countries. ARI is uniquely positioned to leverage its skills and relationships in international procurement, logistics, and marketing over this new line of products.

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

The California ripe olive processing industry is consolidating. The industry entered the 1990s with six processors, down from 27 during the early 1960s. Today only four domestic processors remain. ARI's competitors include Bell Carter Foods, Inc., Oberti Olive Company, and Musco Olive Company. Bell Carter and Musco are privately held businesses. Oberti Olive is a subsidiary of Tri-Valley Growers, an agricultural cooperative. The industry's increased mechanization, higher environmental costs, and higher capital requirements in both production and marketing have raised breakeven volumes leaving smaller olive companies uncompetitive. In addition, growth in food service demand for sliced olives and price pressure from Morocco and Spain have shrunk industry margins. Among domestic processors, ARI is the second largest in production capacity handling approximately 30% of California's annual production.

Brand Names and Trademarks

The Company's trademarks, copyrights and brand names are protected by numerous registrations in the U.S. and foreign jurisdictions. The Company believes that these trademarks, copyrights and brand names have significant value and are adequately protected.

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

Management believes the 1996 Farm bill was primarily responsible for a reduction of approximately eight percent of rice tonnage harvested in the U.S. in 1996 and a general increase in price levels of rice. While price levels have remained somewhat higher, preliminary acreage surveys indicate production will increase in 1997.

ARI is subject to various federal, state and local environmental laws and regulations governing, among other things, air and water quality, the generation, use and disposal of materials related to plant operations and the processing, storage and shipment of it's products. The Company believes it is in substantial compliance with all existing laws and regulations and has obtained or applied for the necessary permits to conduct its business. To date, and in management's belief for the foreseeable future, compliance with applicable environmental laws has not had and will not have a material adverse effect on ARI's financial or competitive positions.

Employees

At March 31, 1997, the Company had approximately 800 employees in domestic operations and 700 employees in foreign operations. The Company has collective bargaining agreements with its employees in Spain, Jamaica, and Vietnam. There have been no significant labor disputes in the past several years and the Company considers its employee relations to be excellent.

Item 2.   Properties.
-------   -----------

The following table summarizes the principal properties owned and/or occupied by the Company and its subsidiaries:

                                                                          Owned or Leased
                                             Type of     Floor Space        Expiration
              Location                      Facility    Square Footage     Date of Lease
------------------------------------    --------------- --------------  ------------------
Administrative Offices:
 Houston, Texas                          Office               49,900      Leased 2003
 Los Angeles, California                 Office                4,000      Leased 2001
Warehousing, Processing and Shipping:
 Freeport, Texas                         Plant/Warehouse     272,400      Leased 2022
 Stuttgart, Arkansas                     Plant/Warehouse     142,900      Owned
 Maxwell, California (1)                 Plant/Warehouse     261,000      Owned and leased
                                                                            2034
 Biggs, California                       Plant/Warehouse      95,000      Leased 2001
 Laffiteau, Haiti                        Plant/Warehouse      30,024      Leased 2001
 Spanish Town, Jamaica                   Plant/Warehouse      29,000      Leased 1998
 Can Tho, Vietnam (2)                    Plant/Warehouse     250,000      Leased 2014
 Visalia, California                     Plant/Warehouse     333,000      Owned
 Seville, Spain                          Plant/Warehouse	 166,000      Owned
________________________


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

Item 3.    Legal Proceedings.
-------    ------------------

The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matters noted below. While the results of such litigation cannot be predicted with certainty, the Company believes that the resolution of such legal proceedings, including the matters noted below, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the Consolidated Financial Statements.

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. ARI and ERLY were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. ARI and ERLY were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys, and conversion. In order to minimize legal expenses, ARI, ERLY, and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses.

The Company has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. district court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI (See Item 10 herein). In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice.

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------
           None

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
-------   --------------------------------------------------------------
          Matters.
          --------

The shares of ARI Common Stock, $1.00 par value ("ARI Common Stock"), are traded on the automated quotation system of the National Association of Securities Dealers ("NASDAQ") "Small Capitalization Market" under the symbol "RICE". The high and low trade prices per share of the ARI Common Stock for each quarter during the period commencing April 1, 1995 through March 31, 1997, are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                   High Trade       Low Trade
                                                     Prices           Prices
                                                   ----------       ---------
Fiscal Year 1996
----------------
Quarter Ended June 30, 1995                        $ 3.25             $ 2.75
Quarter Ended September 30, 1995                     3.25               2.00
Quarter Ended December 31, 1995                      2.25               1.25
Quarter Ended March 31, 1996                         2.38               1.38

Fiscal Year 1997
----------------
Quarter Ended June 30, 1996                        $ 3.25             $ 1.50
Quarter Ended September 30, 1996                     2.13               1.25
Quarter Ended December 31, 1996                      2.25               1.00
Quarter Ended March 31, 1997                         2.75               1.38

ARI has not paid any dividends with respect to the ARI Common Stock. No dividends can be paid without the consent of ARI's lenders and current loan agreements prohibit payment of dividends. There were 4,179 holders of record of the ARI Common Stock on June 25, 1997.

Item 6   Selected Financial Data.
------   -----------------------

The following table sets forth selected historical consolidated financial data of the Company for the years ended March 31, 1993 through 1997, and for American Rice, Inc. prior to the Comet Acquisition ("Pre-Acquisition ARI") for the year ended March 31, 1993 and the period from April 1, 1993 to May 26, 1993. The selected historical consolidated financial data are derived from the audited financial statements of the Company and of Pre-Acquisition ARI, except for the period from April 1, 1993 to May 26, 1993, which are unaudited. The unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the period, all of which are of a normal, recurring nature. The Comet Acquisition on May 26, 1993 was accounted for as a purchase by Comet of stock in Pre-Acquisition ARI in exchange for all of the operating assets and liabilities of Comet, following which purchase Comet distributed its equity interest in ARI to ERLY. As a result, the Company's historical consolidated financial data prior to the Comet Acquisition reflects the historical operations of Comet rather than Pre-Acquisition ARI. The Company's audited financial statements for the year ended March 31, 1993 and the period from April 1, 1993 to May 26, 1993, included in the audited financial statements for the year ended March 31, 1994, represent the results of the Company, including the Company's share of Pre-Acquisition ARI results, using the equity method due to the Company's 48% interest in Pre-Acquisition ARI prior to the Comet Acquisition. For all periods after May 26, 1993, the Company's Consolidated Financial Statements include the results of Pre-Acquisition ARI and Comet. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Form 10-K.


                                                   Year Ended March 31,
                                 ---------------------------------------------------------
                                  1997(5)      1996        1995        1994        1993
                                 ---------   ---------   ---------   ---------   ---------
                                    (in thousands, except per share and per unit data)
Operating Data:
 Net sales:
    Rice                          $444,196    $390,087    $373,050    $284,464    $169,617
    Olives                          71,322       3,688         -           -           -
                                  --------    --------    --------    --------    --------
    Total                         $515,518    $393,775    $373,050    $284,464    $169,617

 Gross profit                       61,275      38,050      40,814      36,418       8,363
 Selling, general and
   administrative expenses          35,857      24,775      23,235      21,497      10,779
 Earnings (loss) before
   extraordinary items               3,775      (5,894)      3,913       3,465     (11,265)
 Primary earnings (loss) per
    share before extraordinary
    items (2)                         (.88)      (4.84)       (.83)       (.45)          -

Other Financial Data:
 Gross profit margin                  11.9%        9.7%       10.9%       12.8%        4.9%
 Depreciation and
   amortization (3)                 $5,856      $4,488      $4,252      $3,822      $1,813
 Capital expenditures (4)            5,116       3,690       3,562       2,844       2,651

 Hundredweight of rice sold         21,683      20,460      22,304      17,114      12,918
 Net sales per hundredweight        $20.49      $19.07      $16.73      $16.62      $13.13

 Cases of olives sold                3,727         234         -           -           -
 Net Sales per case                 $19.14      $15.76         -           -           -

Balance Sheet Data:
 Cash                               $3,235      $2,803      $1,864      $1,721      $2,740
 Current assets                    194,787     124,717      89,736      86,448      32,681
 Total assets                      298,128     212,161     177,500     175,070      74,325
 Total debt                        174,198     115,541      89,237      95,084      47,953
 Total stockholders' equity         41,447      38,352      44,212      40,299      12,699

                                                                 Pre-Acquisition ARI (1)
                                                             -----------------------------
                                                                                Year Ended
                                                                Period from       March 31,
                                                               April 1, 1993 to  ---------
                                                                May 26, 1993        1993
                                                             ------------------  ---------
                                                                 (in thousands, except per
                                                                     hundredweight data)
Operating Data:
 Net sales of rice                                                     $27,025    $176,619
 Gross profit                                                            4,243      24,580
 Selling, general and
   administrative expenses                                               2,380      14,163
 Earnings (loss) before
   extraordinary items                                                     888       3,250

Other Financial Data:
 Gross profit margin                                                      15.7%       13.9%
 Depreciation and amortization (3)                                        $493      $3,070
 Capital expenditures                                                       31         762
 Hundredweight of rice sold                                              1,361      12,645
 Net sales per hundredweight                                            $19.86      $13.97

Balance Sheet Data:
 Cash                                                                               $1,926
 Current assets                                                                     46,050
 Total assets                                                                      102,178
 Total debt                                                                         64,116
 Total stockholders' equity                                                         16,451

(1) On May 26, 1993, the Company consummated the Comet Acquisition, which was accounted for as a purchase of ARI by Comet. See "Business Background".

(2) Represents earnings (loss) per share before extraordinary items applicable to common stock after preferred stock dividend requirements. Earnings per share are not presented for the year ended March 31, 1993 because the data presented is that of Comet, which was a wholly-owned subsidiary of ERLY.

(3) Excludes amortization of deferred financing costs and discount accretion included in interest expense.

(4) Excludes property acquired through capital leases of $1,054 thousand in fiscal 1996.

(5) Includes olives product line acquired on July 5, 1996. See Note 2 of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The following discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Form 10-K.

Overview

The Company purchases and processes rough rice into branded and commodity rice for sale in both international and domestic markets. Demand for branded rice products is relatively constant and margins are typically higher than those for commodity rice products. Demand for commodity rice products is relatively constant globally, but demand for U.S. grown commodity rice is dependent upon supply and cost relative to other sources of supply. Supply and costs for both branded and commodity products depend on many factors including governmental actions, crop yields and weather, and such factors can persist through one or more fiscal years.

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

On July 5, 1996, the Company acquired the domestic and foreign olive business of Campbell Soup Company for approximately $38 million. Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business, and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Olive Acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Historically, sales of olives have pronounced seasonal elements, with higher sales occurring in conjunction with holiday consumption. Accordingly, because the quarterly period ending December 31 contains both the Thanksgiving and Christmas holidays, the two holidays of highest consumption, it will have significantly higher sales than the other three quarters of the fiscal year. Margins normally follow the seasonal pattern of sales.

Results of Operations

Year Ended March 31, 1997 Compared with the Year Ended March 31, 1996

Net Sales. Net sales increased $121.7 million, or 30.9%, from $393.8 million in fiscal 1996 to $515.5 million in fiscal 1997. The sales increase of $121.7 million was composed of $67.6 million in olives sales, $39.0 million in increases in sales of exported rice, and $15.1 million in increases in sales of rice in the U.S.

Export rice sales increased due primarily to higher volume, while average export rice prices remained at approximately the same levels as the prior year. Export rice sales volume increased approximately 3.1 million equivalent rough rice hundredweight as a result of higher sales in the Middle East and Africa partially offset by lower sales to Asia and the Western Hemisphere. Domestic rice sales were higher as a result of higher average prices partially offset by lower volume.

Gross Profit. Gross profit was 11.9% of sales for the fiscal 1997 period and
9.7 % for the same period in 1996. Gross profit increased $23.2 million, or 61.0%, from $38.1 million in fiscal 1996 to $61.3 million in fiscal 1997, due primarily to the Olive Acquisition.

Selling, General, and Administrative Expenses. Selling, general and administrative expense increased $11.1 million to $35.9 million in fiscal 1997 due primarily to higher advertising and promotional expenses associated with the Olive Acquisition.

Interest. Interest expense increased $3.9 million from $17.4 million in fiscal 1996 to $21.3 million in fiscal 1997 due to higher average balances outstanding, primarily as a result of the Olive Acquisition, and higher average interest rates. Partially offsetting the increase in interest expense, interest income increased $725 thousand to $2.5 million. Interest expense in both periods includes amortization of capitalized debt issuance costs and accretion of the $6 million original issue discount on the Notes.

Year Ended March 31, 1996 Compared with the Year Ended March 31, 1995

Net Sales. Net sales increased $20.7 million, or 5.5%, from $373.1 million in fiscal 1995 to $393.8 million in fiscal 1996. The increase in sales was composed of $8.8 million in increased export sales and $11.9 million from increased sales in the U.S.

Export sales increased due to higher average prices partially offset by lower volume. Average export prices increased approximately 23.0%, accounting for $48.4 million in sales increases. Total export sales volume declined approximately 4.1 million equivalent rough rice hundredweights or 16%, accounting for a $39.6 million sales decline. Export volume was lower primarily due to lower sales to the Caribbean partially offset by higher sales to the Middle East. Sales to Asia were approximately the same as the prior year. Domestic sales were higher primarily due to higher volume.

Gross Profit. Gross profit was 9.7% of sales in fiscal 1996 compared to 10.9% in fiscal 1995. Gross profit declined $2.7 million, or 6.8%, from $40.8 million in fiscal 1995 to $38.1 million in fiscal 1996, due primarily to lower sales to Japan partially offset by increases in gross profit on U.S. sales.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 6.6% from $23.2 million in fiscal 1995 to $24.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were approximately the same as the prior year.

Provision for Loss on Disposal of Properties. In the fiscal year ended March 31, 1996, ARI entered into an agreement to sell its principal Houston property for net proceeds of $11.2 million after expenses associated with the sale. In anticipation of this transaction the carrying value of the property was reduced to its approximate net realizable value by a non-recurring charge of $7.2 million in the fiscal year ended March 31, 1996.

Interest. Interest Expense increased $5.1 million from $12.3 million in fiscal 1995 to $17.4 million in fiscal 1996 due to higher average balances outstanding and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs. Interest expense in the fiscal 1996 period includes accretion of the $6 million original issue discount on the Notes. Partially offsetting the increase in interest expense, interest income increased $1.0 million to $1.8 million.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of rough rice and olives and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

Inventories increased due to a variety of factors which included the increased inventory associated with the Olive Acquisition and higher rice inventories in the Caribbean region and for the Saudi Arabia business. Historically, the rice ARI sold in Saudi Arabia was shipped from the United States in packaged form. In 1994, ARI began shipping rice in bulk form to the Middle East region and packing it under strict quality supervision in order to reduce vessel loading and freight costs while providing enhanced market competitiveness, improved customer service, and product freshness. Until January 1997, products were packed at a facility in Jeddah, Saudi Arabia (see Item 3 - Legal Proceedings). Since January 1997 other Middle East facilities with similar advantages have been utilized.

Notes payable, accounts payable and accrued expenses, and property, plant and equipment have all increased over the levels at March 31, 1996 primarily due to the Olive Acquisition. Accounts receivable have increased from March 31, 1996 as a result of a combination of the additional olive receivables and March sales of approximately $19 million to customers in Saudi Arabia.

On September 18, 1996, ARI closed the sale of its principal Houston property held for sale and received gross proceeds of approximately $13.1 million of which approximately $1 million was used to retire mortgage notes as described below.

In a public offering completed in August 1995, ARI issued $100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding under the $47.5 million revolving credit loan. The Notes provide for interest payments semiannually, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%.

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. Consolidated cash flow (as defined) for the year ended March 31, 1997 was as follows:

                                                  Consolidated
                                                    Cash Flow
                                                   ----------
                                                 (in thousands)
     Three Months Ended:
        June 30, 1996                                $ 2,309

        September 30, 1996                             8,336

        December 31, 1996                             13,185

        March 31, 1997                                 9,126
                                                   ----------
     Year Ended March 31, 1997                       $32,956
                                                   ==========

Contingent interest of zero and $143 thousand for the semiannual periods (as defined) ended June 30, 1996 and December 31, 1996, respectively were accrued during fiscal 1997. Contingent interest of $447 thousand and zero for the semiannual periods ended June 30, 1995 and December 31, 1995, respectively were accrued during fiscal 1996. As the applicable fixed charge coverage ratio was less than 2.0:1, ARI elected to defer payments of the contingent interest.

In January 1997, in accordance with the terms of the Indenture, ARI offered to repurchase a portion of the Notes with the proceeds from the sale of the Houston Property. Holders of the Notes redeemed $1 million face value for approximately $948 thousand plus accrued and unpaid interest of approximately $48 thousand.

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the indenture for Mortgage Notes. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million. Substantially all covenants and conditions remain unchanged. At March 31, 1997, the outstanding balance on this loan was $71.5 million bearing interest at the prime rate of 8.5% and on March 30, 1997 the borrowing base under the loan was $82.5 million. During the period from June 7, 1996 through March 31, 1997, the maximum borrowing under the loan was $77 million.

The Company intends to satisfy its obligations under the Notes as well as future capital expenditures and working capital requirements primarily with cash flow from operations and from funds available under existing and new revolving lines of credit. Management believes that cash flow from operations and the line of credit will provide sufficient liquidity to enable it to meet its currently foreseeable working capital and capital expenditure requirements.

Capital expenditures, limited by the Note indenture to $5.5 million per fiscal year (with carryover provisions as defined therein) if the consolidated cash flow (as defined therein) does not exceed $30 million per year, were $5.1 million and $3.7 million for the years ended March 31, 1997 and 1996, respectively. Management anticipates the $5.5 million limitation will allow for maintenance of existing facilities and will also support limited growth.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of March 31, 1997. As of March 31, 1997, the Preferred B dividends accumulated but not declared were $19.857 million and the Preferred C dividends accumulated but not declared were $2.875 million

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The Financial Statements and Supplementary Data are included herein beginning on Page F - 1.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------
          None

                              PART III

Item 10.      Directors and Executive Officers of the Registrant.
--------      ---------------------------------------------------

Executive Officers and Directors

The following table sets forth information with respect to each of the executive officers and directors of ARI:

                                 Years of
            Name          Age    Service(1)               Functions Performed
-----------------------  ----   ----------   ---------------------------------------------
Executive Officers:
  Gerald D. Murphy        69        33        Chairman of the Board of Directors
  Douglas A. Murphy       41        15        President, Chief Executive Officer and Director
  Richard N. McCombs      51        13        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  Lee Adams               56        30        Senior Vice President of International Marketing
  Bill J. McFarland       60        25        Senior Vice President and President of Comet
                                                American Marketing Division
  Kenneth C. McCorkle     48         9        Senior Vice President and President of Early
                                                California Foods
  John S. Poole           50        27        Senior Vice President and President of Comet
                                                Rice Division
  C. Bronson Schultz      55        23        Vice President of Finance and Data Processing
  Joseph E. Westover      52        20        Vice President and Controller

Directors:
  Gerald D. Murphy        69        33        Chairman of the Board of Directors
  Douglas A. Murphy       41        15        President, Chief Executive Officer and Director
  Richard N. McCombs      51        13        Executive Vice President of Finance and
                                                Administration; Treasurer, Secretary and
                                                Director
  S.C. Bain, Jr.          48         9        Director
  William H. Burgess      80        21        Director
  John M. Howland         49        14        Director
  George E. Prchal        54        15        Director

(1)Years with ARI, including past or currently affiliated companies.

Gerald D. Murphy has served as Chairman of the Board of the Company since October 1993 and as a director since 1988. He served as Chairman and Chief Executive Officer of Comet from 1986 until the Comet Acquisition in 1993 and has served as President, Chief Executive Officer and Chairman of the Board of ERLY since 1964. He also serves as a director of Pinkerton's, Inc., a security and investigation services firm, and High Resolution Sciences, Inc., a technological corporation. He previously served as a director of Wynn's International, Inc. and Sizzler Restaurants International, Inc.

Douglas A. Murphy has served as President of the Company since June 1993 and as a director since 1990. He was President of Comet American Marketing, now a division of ARI, from 1986 to 1990 and has served in various other capacities with Comet since 1982. He has served as President and as a director of ERLY since 1990. He is also an advisory director of Compass Bank Houston.

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

John S. Poole has served as Senior Vice President of ARI since June 1993 and served as President of Comet from August 1990 until its liquidation after the Comet Acquisition. He served in various capacities with Comet from 1970 to 1990.

C. Bronson Schultz has served as Vice President of Finance and Data Processing of ARI since January 1994. He served as Vice President and Chief Financial Officer of ERLY Juice Inc. from 1988 through 1993, as Vice President of Finance of Comet from 1974 to 1986 and as Vice-President of Finance of CAM from 1986 to 1988.

Joseph E. Westover has served as Vice President and Controller of ARI since January 1994. From 1983 until 1993, he served as Assistant Vice President of Finance with ARI and the ARI Cooperative and in various positions with the ARI Cooperative from 1977 to 1983.

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

John M. Howland has served as a director of ARI since June 1993 and a consultant to ARI since October 1993. He served as Chairman of the Board of Directors of ARI from June 1993 until October 1993 when he resigned after becoming President and Chief Executive Officer of Rice Milling and Trading Ltd., Inc., a position which he held until January 1997. He served as Chairman of the Board and the Chief Executive Officer and President of Pre-Acquisition ARI from its inception in 1988 until June 1993 and served in various capacities with the ARI Cooperative from 1983 until its dissolution in 1991.

George E. Prchal has served as a director of ARI since June 1993 and a consultant to ARI since October 1993. He served as Executive Vice President of ARI from August 1988 to October 1993 when he resigned after becoming Executive Vice President of Rice Milling and Trading Ltd., Inc., a position which he held until January 1997. Mr. Prchal served in various capacities with the ARI Cooperative from February 1986 until its dissolution in 1991. From July 1982 to February 1986 he served as Vice President of Marketing and Sales and then as President of Comet.

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
Pae 22

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   -----------------------------------------------------------------

(a)  1. Consolidated Financial Statements                             Page
        ---------------------------------                            ------
           Independent Auditors' Report.............................  F - 1

           Consolidated Balance Sheets - March 31, 1997 and 1996 ...  F - 2

           Consolidated Statements of Operations - Years Ended
           March 31, 1997, 1996 and 1995 ...........................  F - 4

           Consolidated Statements of Cash Flows - Years
           Ended March 31, 1997, 1996 and 1995 .....................  F - 5

           Consolidated Statements of Stockholders' Equity -
           Years Ended March 31, 1997, 1996 and 1995 ...............  F - 6

           Notes to Consolidated Financial Statements ..............  F - 7

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

         10.4 - Forms of Employment Agreement between Predecessor ARI and certain senior officers (1)

         10.15 - Asset Purchase Agreement dated March 23, 1993, as amended between ARI, ERLY and Comet (1)

         10.16 -  Management Agreement dated May 25, 1993, between ERLY and
                  ARI (1)

         10.17 -  Tax Agreement dated May 25, 1993, among ARI, ERLY and
                  Comet (1)

         10.22 - Lease dated October 1, 1974, as amended April 9, 1979, by and between Colusa-Glenn Drier Company and Comet (1)

         10.23 - Secured Credit Agreement between American Rice, Inc. as Borrower and Harris Trust and Savings Bank (1)

	   10.24-	Amended and Restated Secured Credit Agreement between
			American Rice, Inc. as Borrower and Harris Trust and Savings
			Bank (1)

         11.1  -  Computation of Earnings per Share (2)

         21    -  Subsidiaries of ARI (2)

         27    -  Financial Data Schedule (2)
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

                             AMERICAN RICE, INC.
                       ------------------------------
                                (Registrant)

                       By:    Douglas A. Murphy
                       ------------------------------
                        Douglas A. Murphy, President,
                     Chief Executive Officer and Director

                               June 25, 1997
                       ------------------------------
                                  (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
---------------------       -----------------------         ------------------

  Douglas A. Murphy            President, Chief                June 25, 1997
---------------------        Executive Officer and
  Douglas A. Murphy                Director
                         (principal executive officer)

  Gerald D. Murphy          Chairman of the Board              June 25, 1997
----------------------
  Gerald D. Murphy

  John M. Howland                Director                      June 25, 1997
---------------------
  John M. Howland

   S. C. Bain, Jr.               Director                      June 25, 1997
---------------------
   S. C. Bain, Jr.

 William H. Burgess              Director                      June 25, 1997
--------------------
 William H. Burgess

   George E. Prchal              Director                      June 25, 1997
----------------------
   George E. Prchal

  Richard N. McCombs         Executive Vice-President          June 25, 1997
----------------------       Finance & Administration,
  Richard N. McCombs     Secretary & Treasurer and Director
                           (principal financial officer)

 Joseph E. Westover        Vice-President and Controller       June 25, 1997
----------------------     (principal accounting officer)
 Joseph E. Westover

                         INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
American Rice, Inc.

We have audited the accompanying consolidated balance sheets of American Rice, Inc. and subsidiaries ("ARI") at March 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1997. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of ARI's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARI at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
June 20, 1997
Page F-1

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

March 31                                             1997       1996
 ---------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents                           $3,235     $2,803
  Accounts receivable, net                            64,062     33,541
  Inventories:
    Finished goods                                    75,969     26,535
    Raw materials                                     46,289     44,489
  Prepaid expenses                                     2,441        832
  Deferred income taxes                                2,791      2,982
  Net assets of Houston properties
    held for sale                                        -       13,535
                                                   ---------  ---------
    Total current assets                             194,787    124,717

Other assets                                          21,216     20,587
Receivable from ERLY                                  24,166     24,795
Property, plant and equipment, net                    57,959     42,062
                                                   ---------  ---------
  Total assets                                      $298,128   $212,161
                                                   =========  =========

Continued on next page

See notes to consolidated financial statements
Page F-2

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Thousands of Dollars)

March 31                                             1997       1996
 ---------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $77,616    $19,826
  Accounts payable                                    57,845     39,627
  Accrued expenses                                    18,733     13,606
  Current portion of long-term debt                      438        106
                                                   ---------  ---------
    Total current liabilities                        154,632     73,165

Long-term debt                                        96,144     95,609
Deferred income taxes                                  5,905      5,035
Commitments and contingencies (Note 6)                   -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A-777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Additional paid-in capital                          25,286     25,286
  Retained earnings                                   11,233      7,458
  Cumulative foreign currency translation
    adjustments                                       (1,394)      (714)
                                                   ---------  ---------
  Total stockholders' equity                          41,447     38,352
                                                   ---------  ---------
    Total liabilities and stockholders' equity      $298,128   $212,161
                                                   =========  =========

See notes to consolidated financial statement
Page F-3

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

Years Ended March 31                      1997       1996       1995
 ---------------------------------------------------------------------

Net sales                                $515,518   $393,775   $373,050

Cost of sales                             454,243    355,725    332,236
                                        ---------  ---------  ---------
    Gross profit                           61,275     38,050     40,814

Selling, general and
  administrative expenses                  35,857     24,775     23,235

Provision for loss on
  disposal of properties                      -        7,200        -
                                        ---------  ---------  ---------

Earnings from operations                   25,418      6,075     17,579

Interest expense                           21,283     17,438     12,344
Interest income                            (2,498)    (1,773)      (727)
Other expense (income)                        444       (381)      (153)
                                        ---------  ---------  ---------

Earnings (loss) before income taxes         6,189     (9,209)     6,115

Income tax provision (benefit)              2,414     (3,315)     2,202
                                        ---------  ---------  ---------

Net earnings (loss)                         3,775     (5,894)     3,913

Preferred stock dividend requirements      (5,930)    (5,930)    (5,930)
                                        ---------  ---------  ---------
Net loss applicable
  to common stock                         ($2,155)  ($11,824)   ($2,017)
                                        =========  =========  =========
Loss per common and
  common equivalent share

  Primary                                   ($.88)    ($4.84)     ($.83)
                                        =========  =========  =========
  Fully diluted                             ($.88)    ($4.84)     ($.83)
                                        =========  =========  =========

See notes to consolidated financial statements
Page F-4

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
Years Ended March 31                                 1997       1996       1995
 -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                 $3,775    ($5,894)   $3,913
  Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
    Depreciation                                       5,392      4,021     3,894
    Amortization of debt issue costs
      and trademarks                                   1,588      1,743     2,511
    Mortgage note discount accretion                     594        322       -
    Provision for loss on disposal of property           -        7,200       -
    Loss on sales of property                            355         12        48
    Deferred tax provision                             1,061     (3,112)    1,986
    Provision for loss on accounts receivable            519        163       -
    Changes in assets and liabilities that
      provided (used) cash (net of acquired
      assets and liabilities):
      Accounts receivable                            (29,162)      (281)  (11,201)
      Inventories                                    (29,879)   (20,819)    8,003
      Prepaid expenses                                (1,556)       (39)     (187)
      Income taxes payable to ERLY                       -       (1,037)     (419)
      Other assets                                    (1,463)        11      (679)
      Accounts payable                                14,103     14,124      (199)
      Accrued expenses                                 3,270      2,769     3,279
      Receivable from ERLY                               629     (2,394)   (1,402)
                                                   ---------  ---------  ---------
  Net cash provided by (used in)
    operating activities                             (30,774)    (3,211)    9,547
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions             (5,116)    (3,690)   (3,562)
  Campbell olive business acquisition                (33,952)
  Proceeds from sales of assets                       13,137         49        48
  Loan to ERLY                                           -      (10,500)      -
                                                   ---------  ---------  ---------
  Net cash used in investing activities              (25,931)   (14,141)   (3,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                57,790    (14,111)    1,061
  Proceeds from issuance of mortgage notes               -       94,000       -
  Proceeds from issuance of long-term debt               472        339       -
  Repayment of long-term debt                         (1,284)   (55,314)   (6,908)
  Mortgage notes issuance costs                          -       (6,631)      -
  Other, net                                             159          8       (43)
                                                   ---------  ---------  ---------
  Net cash provided by (used in)
    financing activities                              57,137     18,291    (5,890)
                                                   ---------  ---------  ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                       432        939       143

CASH AND CASH EQUIVALENTS:
  Beginning of the period                              2,803      1,864     1,721
                                                   ---------  ---------  ---------
  End of the period                                   $3,235     $2,803    $1,864
                                                   =========  =========  =========

See notes to consolidated financial statements

Page F-5

AMERICAN RICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of Dollars)
                                                                        Cumulative
                                                                         Foreign     Total
                                                  Additional  Retained   Currency  Stock -
                             Preferred   Common     Paid-in   Earnings  Translation Holders'
                               Stock      Stock     Capital   (Deficit) Adjustment  Equity
                             ---------  ---------  ---------  ---------  --------- ---------
Balance March 31, 1994         $19,389    $12,219        -       $9,439     ($748)   $40,299

Reverse stock split            (15,511)    (9,775)    25,286        -         -          -

Net earnings                       -          -          -        3,913       -        3,913
                             ---------  ---------  ---------  ---------  --------- ---------
Balance March 31, 1995           3,878      2,444     25,286     13,352      (748)    44,212

Net loss                           -          -          -       (5,894)      -       (5,894)

Foreign currency
  translation adjustments          -          -          -          -          34         34
                             ---------  ---------  ---------  ---------  --------- ---------
Balance March 31, 1996           3,878      2,444     25,286      7,458      (714)    38,352

Net earnings                       -          -          -        3,775       -        3,775

Foreign currency
  translation adjustments          -          -          -          -        (680)      (680)
                             ---------  ---------  ---------  ---------  --------- ---------
Balance March 31, 1997          $3,878     $2,444    $25,286    $11,233   ($1,394)   $41,447
                             =========  =========  =========  =========  ========= =========

See notes to consolidated financial statements

Page F-6

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations - ARI is a processor and marketer of food products, the principal of which are rice and olives. These products are sold in the international and domestic markets directly by ARI through many distribution channels under a variety of brands. Distribution channels in the international market vary from country to country and include sales to government agencies and commercial importers, as well as through wholesalers and international brokers. ARI is significantly affected by market factors including domestic and foreign supply and demand. These market factors are influenced by a variety of external forces including governmental actions, crop yields and weather. Although ARI is not involved in rice farming, certain legislation affecting rice growers can have a significant impact on the cost and availability of rough rice. As discussed in Note 2, in July 1996 ARI purchased an olive business from Campbell Soup Company.

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

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid debt instruments purchased with an original maturity of three months or less. Borrowings and repayments on revolving notes, payments for income taxes, and payments for interest and financing fees are as follows:

                                             Year ended March 31,
                                    -------------------------------------
                                      1997          1996          1995
                                    ---------     ---------     ---------
   Revolving notes (in millions):
      Borrowings                       $313.4        $406.8        $355.3
      Repayments                        255.6         420.9         354.2

   Payments for interest
      and financing fees (in millions) $ 20.1        $ 14.0        $  9.2

   Payments for federal and state
      income taxes (in thousands)      $  253        $1,269        $  635

In the year ended March 31, 1996, ARI acquired property valued at $1,054 thousand through capital leases.

Inventories - Inventories are accounted for by the first-in, first-out cost method (FIFO), or market, if lower.

ARI, from time to time, buys and sells futures and options contracts on rice as an operational tool to manage its inventory position. Gains and losses on contracts that meet defined criteria are recognized upon completion of the transaction, while gains and losses from all other contracts are recognized in Page F-7 the period in which the market value of the contracts change.

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

Income Taxes - ARI's current taxable income and loss is included in the consolidated federal income tax return filed by ERLY Industries ("ERLY"), which holds 81 percent of the combined voting power of ARI stock outstanding. Under the terms of a tax sharing agreement, as amended, between ARI and ERLY, ARI will pay to or receive from ERLY the amount of income taxes currently payable or refundable computed as if ARI filed its annual tax return on a separate company basis. All payments owed by ARI will be offset against ERLY's principal and interest payment obligations under the 15% loan to ERLY (see
Note 5).

ARI's provision for income taxes is computed as if the company files its annual tax return on a separate company basis. Deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of ARI's assets and liabilities at enacted rates.

Earnings Per Share - The computation of earnings per common share is based on the earnings available to holders of common shares and the weighted average number of common and common equivalent shares outstanding during the periods presented. Common stock equivalents and contingent common stock issues are not included in the computation of earnings per share when their inclusion would increase earnings per share or decrease the loss per share (antidilution).

Earnings applicable to common stock reflect dividends in the amount of $5.9 million for the years ended March 31, 1997, 1996 and 1995, respectively, on the Series B Preferred Stock and the Series C Preferred Stock. These dividends are cumulative and have not been declared by ARI. The annual cumulative dividend on the Series B Preferred Stock is $1.85 per share, or $5.18 million and the annual cumulative dividend on the Series C Preferred Stock is $2.50 per share or $750,000. The mortgage note and the revolving credit agreement currently prohibit the payment of any dividends (see Note 3). The weighted average number of shares included in the earnings per share calculation are 2,444 thousand for each of the years ended March 31, 1997, 1996, and 1995.

Impairment of Long-Lived Assets - On April 1, 1996, ARI adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a material effect on the consolidated financial statements.

Fair Value of Financial Instruments - ARI's financial instruments consist
Page F-8
primarily of cash, trade accounts and notes receivable, accounts and notes payable, and debt instruments. The book values of cash, trade receivables and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair value of the notes receivable from ERLY because of their related party nature. The fair value of the $99 million principal amount of 13% mortgage notes was approximately $98 million as of March 31, 1997, based on a dealer quote.

Stock-Based Compensation - ARI adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. As permitted by the new standard, ARI will continue applying accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures as necessary. The pro forma effect of measuring compensation cost pursuant to this standard has no effect in 1997.

Foreign Currency Translation - All assets and liabilities of operations outside the United States are translated from the functional currency to the reporting currency at the foreign exchange rates in effect at year end. Revenues and expenses for the year are translated at average exchange rates during the year. Such translation gains and losses are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Net realized and unrealized gains or losses resulting from foreign currency transactions, including translations of local currencies to the functional currency are credited or charged to income. The U.S. dollar is currently the functional currency for all operations except Vietnam, where the Vietnamese dong is the functional currency, and the Spanish olive operations, where the Spanish paseta is the functional currency.

Reverse Stock Split - On September 1, 1994, ARI's shareholders approved a one-for-five reverse stock split for all issues of preferred and common stock. All per share information in the financial statements has been adjusted for this reverse stock split.

New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997 and specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different from the primary and fully diluted EPS presented.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at March 31, 1997 and for the year then ended.

2. OLIVE ACQUISITION

On July 5, 1996, the Company acquired the domestic and foreign olive business of Campbell Soup Company ("CSC Olives") for approximately $38 million (the "Olive Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business, and fifty-one percent of the stock of Sadrym California, a marketer of olive processing Page F-9 machinery. The purchase was funded primarily from ARI's credit facilities. The Olive Acquisition is accounted for as a purchase, and the results of operations of the acquired business are included in the Company's consolidated financial statements after July 5, 1996.

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Olive Acquisition occurred on the first day of the operating period presented (thousands of dollars, except per share):

                                                 Year Ended
                                                  March 31,
                                                    1997
                                                  --------
      Net Sales                                   $534,441
      Net Earnings (loss)                            1,646
      Earnings (loss) per share:
        Primary                                    $ (1.75)
        Fully diluted                                (1.75)

3.  NOTES PAYABLE AND LONG-TERM DEBT

In a public offering completed in August 1995, ARI issued $100 million in principal amount of 13.0% mortgage notes due 2002 (the "Notes"). Portions of the net proceeds of $94 million were used to repay $53.8 million of existing term debt, to make a $10.5 million 15% loan to ERLY due 2001, and to reduce borrowings outstanding on a $47.5 million revolving credit loan. The Notes were issued pursuant to an indenture between ARI and U.S. Trust Company of Texas, N.A. (the "Indenture").

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

In addition to fixed interest, the Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Notes corresponding to such contingent interest has not then matured and become due and payable. Contingent interest of zero and $143 thousand for the semiannual periods (as defined) ended June 30, 1996 and December 31, 1996, respectively were accrued during fiscal 1997. Contingent interest of $447 thousand and zero for the semiannual periods ended June 30, 1995 and December 31, 1995, respectively were accrued during fiscal 1996. As the applicable fixed charge coverage ratio was less than 2.0:1, ARI elected to defer payments of the contingent interest.
Page F-10
The Notes are secured by (a) a first or second priority security interest in substantially all of ARI's property, plant and equipment (including related leasehold interests), (b) a pledge agreement creating first priority security interests in the capital stock of ARI held by ERLY (other than 200,000 shares of ARI's Series B preferred stock pledged to the holders of ARI's Series C preferred stock), (c) the ERLY notes receivable and (d) a security agreement creating a first priority security interest in all registered U.S. trademarks and a security interest in all other registered trademarks owned or licensed by ARI.

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

On June 7, 1996 ARI replaced its existing $47.5 million revolving credit loan with a $47.5 million revolving credit loan from a new lender, Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible raw materials inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios, the maintenance of a minimum level of tangible net worth (as defined), and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. The line also contains certain cross default provisions with the indenture for Mortgage Notes. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. This revolving credit loan was amended on June 28, 1996 to increase the borrowing limit to $85.0 million. Substantially all covenants and conditions remain unchanged. At March 31, 1997, the outstanding balance on this loan was $71.5 million bearing interest at the prime rate of 8.5%.
Page F-11

Long-term debt consisted of the following:

                                           March 31,     March 31,
                                             1997          1996
                                           ---------     ---------
                                                (in thousands)
   13% Mortgage Notes                      $  99,000    $  100,000
     Less unamortized discount                (5,032)       (5,678)
   Other notes-capital leases                  2,614         1,393
                                           ---------     ---------
   Total Debt                                 96,582        95,715
   Less current maturities                       438           106
                                           ---------     ---------
   Total Long-term debt                    $  96,144     $  95,609
                                           =========     =========

ARI's long-term debt maturities are as follows (in thousands):

             Year ended March 31,     Long-Term Debt   Capital Leases
             -------------------      --------------   --------------
                    1998                 $    324       $    114
                    1999                    1,247            121
                    2000                      128            135
                    2001                       83            123
                    2002			     -		  -
                    Thereafter             99,339             -

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

At March 31, 1997, ARI had three series of preferred stock: Series A, Series B and Series C. Series A Preferred Stock and Series B Preferred Stock are owned by ERLY and Series C Preferred Stock is owned by a group of former ARI lenders.

The Series A Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of this series of preferred stock $25.70 per share (aggregate of $20.0 million) before any amounts may be paid to the holders of the common stock. The holders of this series of preferred stock are entitled to one vote per share on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their Page F-12 rights as holders of this series of preferred stock. Each share of this series of preferred stock is convertible into one share of common stock upon the election of the holder of this preferred stock.

The Series B Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of this series of preferred stock $5.00 per share (aggregate of $14.0 million) before any amounts may be paid to the holders of the common stock. Each share of this series of preferred stock provides for annual cumulative, non-participating dividends of $1.85. Cumulative dividends in arrears on Series B Preferred Stock were $20.0 million at March 31, 1997. The holders of this series of preferred stock are entitled to two votes per share on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each share of this series of preferred stock is convertible into two shares of common stock upon the election of the holder of this preferred stock. ERLY has pledged 200,000 shares of the preferred stock to former term lenders in connection with a debt refinancing that occurred in May 1993.

The Series C Preferred Stock was issued to certain former lenders of ARI in partial satisfaction of ARI's indebtedness to them. The Series C Preferred Stock has no rights of redemption or sinking fund provisions, but upon any liquidation of ARI, ARI must pay the holders of the Series C Preferred Stock $5.00 per share (aggregate of $1.5 million) before any amounts may be paid to the holders of the common stock. The Series C Preferred Stock is callable by ARI at any time at a price of $26.35 per share less aggregate dividend payments per share. The Series C Preferred Stock provides for annual cumulative, non-participating dividends of $2.50 per share, is non-convertible and non-voting. Cumulative dividends in arrears on Series C Preferred Stock were $2.9 million at March 31, 1997.

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

ARI's debt agreements currently prohibit the payment of any dividends (see
Note 3).

ARI issued warrants to former term lenders to purchase up to 155,000 shares of ARI Common Stock at $5.00 per share. The warrants expire May 26, 2001.
Page F-13

5.  TAXES ON INCOME

The provision (benefit) for taxes on income consists of:

                                             Year ended March 31,
                                    -------------------------------------
                                       1997          1996          1995
                                    ---------     ---------     ---------
                                                 (in thousands)
    U. S. taxes currently payable      $1,100        $    -        $   94
    Deferred U. S. taxes                1,061        (3,112)        1,986
    State income taxes                    253          (203)          122
                                    ---------     ---------     ---------
                                       $2,414       ($3,315)       $2,202
                                    =========     =========     =========

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    March 31,
                                     ---------------------------------------
                                      1997 Deferred Tax    1996 Deferred Tax
                                     ------------------   ------------------
                                       Asset  Liability    Asset  Liability
                                     --------  --------   --------  --------
                                                   (in thousands)
   Property, plant and equipment      $          $6,257     $         $7,650
   Allowance for doubtful accounts
      and other reserves                  620         -       679          -
   Change in tax accounting principles    702         -       971          -
   Alternative minimum tax credit       1,528         -     1,471          -
   Net operating loss carryovers            -         -     2,296          -
   Other                                  293         -       180          -
                                     --------  --------   --------  --------
                                       $3,143    $6,257    $5,597     $7,650
                                     ========  ========   ========  ========

A comparison of income tax expense at the federal statutory rate to ARI's provision (benefit) in lieu of taxes is as follows:

                                                 Year Ended March 31,
                                            -------------------------------
                                              1997        1996      1995
                                            ---------  ---------  ---------
                                                     (in thousands)
     Earnings from continuing
      operations before income
      taxes and extraordinary items           $6,189     ($9,209)    $6,115
                                            =========  =========  =========

     Statutory taxes                          $2,105     ($3,131)    $2,079
     Amortization of trademarks                  137         126        135
     State income taxes                          253        (203)       122
     Other                                       (81)       (107)      (134)
                                            ---------  ---------  ---------
     Provision for taxes on income            $2,414     ($3,315)    $2,202
                                            =========  =========  =========
     Effective tax rate                         39.0%       36.0%      36.0%
                                            =========  =========  =========
Page F-14

6.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings that arise in the ordinary course of its business, all of which are routine in nature except for the matters noted below. While the results of such litigation cannot be predicted with certainty, the Company believes that the resolution of such legal proceedings, including the matters noted below, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of ARI; however, as with any litigation, the ultimate outcome is unknown. Accordingly, no provision for any liability that might result has been made in the Consolidated Financial Statements.

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. ARI and ERLY were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. ARI and ERLY were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys, and conversion.

The Company has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in U.S. district court in Houston, Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI (See Item 10 herein). In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice.

ARI has a commitment for an operating lease relating to the land for its milling facility in Freeport, Texas. The initial term of the lease expires in 2022 and may be renewed at ARI's option in five year increments through 2057. In addition, ARI and its subsidiaries are obligated under operating leases for other plant facilities, office space in Houston, Texas, and various machinery, equipment and automobiles. Aggregate minimum rental commitments under Page F-15

operating leases with noncancellable terms of more than one year are as follows:

               Year Ending March 31,              Amount
               ---------------------          -------------
                                              (in thousands)
               1998                             $ 3,423
               1999                               3,055
               2000                               2,660
               2001                               2,287
               2002				        1,997
               Thereafter                        23,368

ARI incurred total rental expense of approximately $6.0 million, $5.4 million and $4.0 million for the years ended March 31, 1997, 1996 and 1995, respectively.

7.  BENEFIT PLANS

ARI had a defined contribution plan which covered substantially all employees. On January 1, 1994, the ARI plan was merged into the ERLY defined contribution plan, which is essentially similar in its operations. The ERLY plan provides for a mandatory 1% matching contribution, as defined, to the plan on a monthly basis and an annual contribution solely at the discretion of the Board of Directors. ARI contributions to the plan for the years ended March 31, 1997, 1996 and 1995 were $554,000, $191,000 and $1.0 million, respectively.

8.  EXPORT SALES

Net sales include export sales as follows:
                                              Year ended March 31,
                                     -------------------------------------
                                        1997         1996          1995
                                     ---------     ---------     ---------
                                                 (in thousands)
        Middle East                   $165,666      $117,359       $91,449
        Caribbean, Mexico, and
          South America                 64,991        64,654        84,806
        Asia                            31,583        49,453        49,963
        Other                           42,197        26,845        23,302
                                     ---------     ---------     ---------
        Total                         $304,437      $258,311      $249,520
                                     =========     =========     =========
        Percent of total revenues          59%            66%           67%
                                     =========     =========     =========
Page F-16

9.  OTHER ASSETS

Other assets consist of the following:

                                                  March 31,
                                           -----------------------
                                              1997          1996
                                           ---------     ---------
                                                (in thousands)
   Trademarks                                $12,247       $12,211
   Investments                                   499           284
   Debt issuance costs                         7,442         6,897
   Notes receivable                              684           755
   Other                                         344           440
                                           ---------     ---------
   Total                                     $21,216       $20,587
                                           =========     =========

Accumulated amortization of trademarks was $2.5 million and $2.2 million at March 31, 1997 and 1996, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                  March 31,
                                           -----------------------
                                              1997          1996
                                           ---------     ---------
                                                (in thousands)
   Land                                      $ 2,784       $   277
   Buildings and improvements                 28,778        23,497
   Machinery and equipment                    52,397        39,920
                                           ---------     ---------
   Total                                      83,959        63,694
   Less: accumulated depreciation            (26,000)      (21,632)
                                           ---------     ---------
  Property, plant and equipment, net         $57,959       $42,062
                                           =========     =========

11.  ACCOUNTS RECEIVABLE

Accounts receivable and allowance for doubtful accounts consisted of the following:

                                                  March 31,
                                           ----------------------
                                             1997          1996
                                           ---------     ---------
                                                (in thousands)
   Accounts receivable - trade               $65,187       $34,982
   Less allowance for doubtful accounts       (1,125)       (1,441)
                                           ---------     ---------
   Net                                       $64,062       $33,541
                                           =========     =========
Page F-17

12.  TRANSACTIONS WITH RELATED PARTIES

ARI has entered into a number of transactions in the ordinary course of business with ERLY and its affiliates.

At March 31, 1997 and 1996, amounts due from ERLY are summarized as follows:

                                                  March 31,
                                           ----------------------
                                             1997          1996
                                           ---------     ---------
                                                (in thousands)

   15% loan balance                         $ 9,500       $10,500
   Accrued interest - 15% loan                1,705           949
   6% loan balance                           12,961        13,346
                                           ---------     ---------
                                            $24,166       $24,795
                                           =========     =========

Net proceeds of $10.5 million of the $100 million notes issued in August, 1995, (Note 3) were used to make a 15% loan to ERLY which is due in 2001. Under the terms of the 15% loan, ERLY is obligated to pay principal and interest annually by offsetting payments due ERLY from ARI under the tax sharing agreement. Such offsets shall be applied first to reduce principal (up to $.5 million), then to pay interest accrued and payable, and then to further reduce outstanding principal. ERLY will be responsible for paying cash to pay principal to the extent such offsets are less than $.5 million and may defer payment of interest to the extent such offsets are not available for such payment. The terms of this 15% loan may not be modified without the consent of a majority of the holders of the Mortgage Notes. As security for payments due on the 15% loan, ERLY has issued a warrant equivalent to 7.5% of the then issued and outstanding voting common stock of ERLY, exerciseable at $0.01 per share after any payment default, which warrant will be reduced proportionately by the amount of all principal payments made on the 15% loan and canceled automatically upon payment in full of the principal of the 15% loan.

In fiscal year 1994, intercompany payables and receivables were netted, resulting in an obligation owed to ARI by ERLY that is reflected in a note receivable from ERLY bearing an interest rate of 6% and maturing in 2002. In addition, all intercompany transactions not settled quarterly accrue interest at 6%. The note is payable out of one half of dividends received by ERLY on the Series B Preferred Stock until the 15% loan to ERLY is paid in full, at which time the 6% note will be payable by offsets against tax sharing agreement payments due ERLY from ARI and one-half of any dividends received on the Series B Preferred Stock.

In fiscal year 1994, ARI entered into a management agreement between ERLY and ARI whereby ERLY acts as ARI's agent for the purpose of providing certain marketing, operating and management services to ARI. In exchange for such services, ARI is to pay ERLY a monthly management fee of $80 thousand. For the years ended March 31, 1997 and 1996, no management fees were incurred by agreement between the Company and ERLY. The accrual for such fees was resumed on April 1, 1997. During the year ended March 31, 1995 ARI incurred and paid $923 thousand.

In October 1996, ARI entered into a new seven year lease agreement for the office space for the corporate headquarters of the Company with 411 North Sam Houston Parkway, LTD., a limited partnership. Douglas A. Murphy, ARI's President, and Gerald D. Murphy, the Chairman of ARI's board of directors, Page F-18 have combined ownership interests in the partnership of 32%. In connection with the lease ARI performs building management services in exchange for certain reductions in the lease cost. Management believes ARI's lease cost under this agreement is comparable to or better than rates for similar office space in the proximity. At March 31, 1997, ARI had an account receivable of approximately $190 thousand related to amounts paid on behalf of the limited partnership. This receivable was collected on April 1, 1997.

13. QUARTERLY INFORMATION (Unaudited)

The following table summarizes the unaudited quarterly information for the years ended March 31, 1997 and 1996. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included. (In thousands of dollars, except per share amounts)

Quarter Ended        June 30    Sep. 30    Dec. 31   Mar. 31    Year
                      ------     ------    -------   -------   -------
1997
----
Net Sales           $ 97,407   $121,513   $153,699  $142,899  $515,518
Earnings from
  Operations             118      6,725     10,001     8,574    25,418
Earnings(loss) before
  income taxes        (4,056)     1,525      4,828     3,892     6,189
Net earnings (loss)   (2,596)       976      3,090     2,305     3,775
Net earnings (loss)
  per share         $  (1.67)     ($.21)      $.33      $.24     ($.88)

1996
----
Net Sales           $ 86,392    $90,369   $101,440  $115,574  $393,775
Earnings (loss) from
  Operations           3,766      3,643     (5,049)(1) 3,715     6,075
Earnings(loss) before
  income taxes           587       (157)    (9,204)(1)  (435)   (9,209)
Net earnings (loss)      376       (101)    (5,891)     (278)   (5,894)
Net loss per share     ($.45)     ($.65)    ($3.02)    ($.72)   ($4.84)

(1) Includes $7.2 million pre-tax provision for loss on disposal of property held for sale.
Page F-19

FINANCIAL STATEMENT SCHEDULE II

AMERICAN RICE, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of March 31
(In thousands)
                                                   Additions
                                            ------------------------
                                Balance at   Charged to     Charged                      Balance
                                Beginning    Costs and      to other       Other         at End
       Description               of Year      Expenses      Accounts       Changes       of Year
-------------------------      ----------   ----------    ----------    ----------     ----------
Allowance for doubtful
  accounts:
1997                             $1,441       $  519        $  112(b)    $ (947)(a)       $1,125
1996                              1,711          163             -         (433)(a)        1,441
1995                              1,798            -             -          (87)(a)        1,711

Allowance for doubtful
   noncurrent receivables:
1997                               $  -       $    -        $    -       $     -           $  -
1996				      471	      -             -          (471)(a)          -
1995                              4,387            -             -        (3,916)(a)         471

----------
(a)  Reductions related to accounts receivable written off.
(b)  Acquired in olive business acquisition less adjustment for foreign currency translation.

Exhibit 11.1

AMERICAN RICE, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(Thousands Except Per Share Data)

Year Ended March 31                       1997       1996       1995
 ---------------------------------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)                      $3,775    ($5,894)    $3,913
  Less dividends on preferred stock:
    Series B                               (5,180)    (5,180)    (5,180)
    Series C                                 (750)      (750)      (750)
                                        ---------  ---------  ---------
  Loss applicable to
    common stock                          ($2,155)  ($11,824)   ($2,017)
                                        =========  =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                  2,444      2,444      2,444
                                        ---------  ---------  ---------
                                            2,444      2,444      2,444
                                        =========  =========  =========
  Loss per share applicable to
    common stock                            ($.88)    ($4.84)     ($.83)
                                        =========  =========  =========


FULLY DILUTED EARNINGS PER SHARE *

  Net earnings (loss)                      $3,775    ($5,894)    $3,913
  Less dividends on preferred stock:
    Series C                                 (750)      (750)      (750)
                                        ---------  ---------  ---------
  Earnings (loss) applicable to
    common stock                           $3,025    ($6,644)    $3,163
                                        =========  =========  =========
  Average common and common equivalent
    shares outstanding:
    Common                                  2,444      2,444      2,444
    Preferred Series A                        778        778        778
    Preferred Series B                      5,600      5,600      5,600
                                        ---------  ---------  ---------
                                            8,822      8,822      8,822
                                        =========  =========  =========
  Fully diluted earnings per share:
    Earnings (loss) per share
      applicable to common stock             $.34      ($.75)      $.36
                                        =========  =========  =========

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

Exhibit 21

AMERICAN RICE, INC. AND SUBSIDIARIES
SUBSIDIARIES OF ARI


                                        Jurisdiction of     Percentage
       Name                             Incorporation or     Ownership
                                          Organization

Comet Ventures, Inc.                       California           90%

Comet Rice of Puerto
  Rico, Inc.                                Delaware           100%

Comet Rice of Jamaica
  Limited                                    Jamaica           100%

Rice Corporation of
  Haiti, S. A.                                Haiti            100%

ARI-Vinafood                                 Vietnam            55%

Compania Envasadora Loreto, S.A.              Spain            100%

Sadrym California, Inc.                     California          51%