Form 10-K/A
period 1997-03-31
AMERICAN RICE INC
filed 1997-08-08
CIK 824206

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10 - K/A
                                (Amendment No. 1)

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

As of August 7, 1997, 2,443,667 shares of the Registrant's Common Stock, par value $1 per share, were outstanding, and the aggregate market value of the outstanding Common Stock, $1 par value, of the Registrant held by non-affiliates of the Registrant as of August 7, 1997, based on the average bid and asked prices for these shares on the NASDAQ System, was $4,060,604.

                   Documents Incorporated by Reference - None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 3:    Legal Proceedings

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

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. ARI and ERLY were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. ARI and ERLY were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys, and conversion. The plaintiff recently added a claim that the Company and ERLY were the alter egos of the Murphys. In order to minimize legal expenses, ARI, ERLY, and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses ratably.

The Company has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI (See Item 10 herein). In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice.

On July 24, 1997, Farmers Rice Milling Company ("FRM"), a Louisiana corporation and beneficial owner of 171,933 shares of ERLY, filed a derivative complaint on behalf of ARI and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. The complaint alleges among other things that Gerald
D. Murphy endangered ARI and ERLY by pledging ERLY stock owned personally by him, as part of a proposed real estate development (see above paragraph regarding Tenzer lawsuit). Both the Company and ERLY are nominal defendants. The lawsuit was brought on behalf of the Company and ERLY.

Item 11:    Executive Compensation

Director Compensation. Directors who are not executive officers of the Company are paid $2,000 per quarter plus $1,500 for each board meeting attended and $1,100 for each committee meeting attended except that committee meetings held on the same day as board meetings are not compensated separately. During the fiscal year ended March 31, 1997, Messrs. John M. Howland and George Prchal each received $100,000 for certain international marketing services provided to ARI. See "Certain Relationships and Related Transactions."

Executive Officer Compensation. The following table sets forth information for the years ended March 31, 1995 to 1997, for the Chief Executive Officer of ARI and the four other most highly compensated executive officers of the Company:

SUMMARY COMPENSATION TABLE

                                                Annual Compensation(1)
                                             ---------------------------               All
                                    Year                         Other   Restricted   Other
                                   Ended                         Compen-    Stock     Compen-
Name and Principal Position       March 31,  Salary  Bonus(2)    sation(3)Awards(2)(4) sation(5)
-------------------------------   -------  -------    -------    -------  --------- ---------
Douglas A. Murphy                 1997     $234,000  $ 43,665    $6,784   $10,725     $6,000
 Director, President and          1996      225,000   100,000     5,000       -        5,319
 Chief Executive Officer          1995      207,000    69,552     5,791    17,890      8,914

Gerald D. Murphy                  1997      189,750    56,535     7,542    17,025      6,000
 Director                         1996      178,750   100,000     6,630       -        5,609
 Chairman of the Board            1995      170,500    57,288     7,233    14,736      9,060

Bill J. McFarland                 1997      210,000    29,325     3,893     7,425      6,000
 Senior Vice President            1996      204,000       -       5,555        -       4,002
                                  1995      198,000    55,400     4,075     4,263      7,500

John S. Poole                     1997      176,000    24,613     6,876     6,187      6,000
 Senior Vice President            1996      171,000     5,000     5,356        -       3,392
                                  1995      165,000    46,200     6,509    11,886      7,500

Lee Adams                         1997      171,000    23,275    11,928     5,775      6,000
 Senior Vice President            1996      166,000       -       9,815       -        3,252
                                  1995      160,000    44,800     9,100    11,524      6,017

(1) Amounts earned for services performed for ERLY and its other subsidiaries, not included in the table above, are as follows:

                                                 Annual Compensation
                                             ---------------------------              All
                                    Year                         Other   Restricted  Other
                                   Ended                         Compen-    Stock    Compen-
Name                              March 31,  Salary    Bonus    sation(3) Awards(4) sation(5)
-------------------------------   -------  -------    -------    -------  --------- ---------
Douglas A. Murphy                 1997     $25,000    $45,000     $   -    $ 82,500  $    -
                                  1996      25,000        -           -        -          -
                                  1995      23,000     23,728         -      18,968       -

Gerald D. Murphy                  1997     146,250     45,000         -      82,500       -
                                  1996     146,250        -           -        -          -
                                  1995     139,500     62,872         -      29,038       -

(2) In fiscal 1995, ARI's shareholders and Board of Directors adopted an Incentive Compensation Plan (the "Incentive Plan"), pursuant to which certain key officers of ARI are entitled to receive bonuses, in addition to other compensation they may receive from ARI, of 80% cash and 20% ERLY or ARI common stock if the minimum Return on Equity (as defined in the Incentive Plan) of ARI is achieved. Bonuses under the Incentive Plan are 70% earned in the year the Return on Equity is 15% or greater and the remaining 30% will be earned in the following year if ARI achieves a Return on Equity of 15% or greater in such subsequent fiscal year. Unvested bonuses awarded that would otherwise be available under the Incentive Plan in the subsequent fiscal year will be forfeited upon a participant's voluntary termination of employment. Furthermore, no shares of stock issued under the Incentive Plan can be transferred for one year following issuance. The Incentive Plan is not subject to any provisions of ERISA.

(3) Amounts include: (i) the cost of Company provided automobiles relating to personal use, (ii) the taxable value of life insurance provided by the Company, and (iii) reimbursements under the Company's Executive Medical Plan. Under this Plan, key executive officers are reimbursed for expenses incurred by them and their dependents for medical and dental care not covered by other sources.

(4) Amounts include awards of restricted ERLY common stock. The number of shares of this stock held and market value at March 31, 1997, were as follows:

       Name               Shares    Market Value
------------------      ---------    ----------
Douglas A. Murphy         11,300       $93,225
Gerald D. Murphy          11,700        99,525
Bill J. McFarland            900         7,425
John S. Poole                750         6,187
Lee Adams                    700         5,775

Such shares are restricted for a one-year period from date of issuance.

(5) Amounts include Company contributions to the ERLY Employees' Profit Sharing Retirement Plan.

Stock Options and Stock Appreciation Rights. The following table presents information on ERLY common stock options held by the executive officers named in the Summary Compensation Table at the end of fiscal 1997.


Aggregated Option/SAR Exercises in Fiscal 1997 and March 31, 1997 Option/SAR Values

                                              Number of Securities
                                             Underlying Unexercised       Value of Unexercised
                    Shares                       Options/SARs           In-The-Money Options/SARs
                 Acquired on    Value         at March 31, 1997           at March 31, 1997(1)
     Name         Exercise   Realized      Exercisable  Unexercisable  Exercisable  Unexercisable
---------------  -----------  ----------  ------------  -------------  -----------  -------------
Douglas A. Murphy      -           -          84,186           -          $394,832         -
Gerald D. Murphy       -           -             -             -               -           -
Bill J. McFarland      -           -          33,674           -           157,931         -
John S. Poole          -           -             -             -               -           -
Lee Adams              -           -             -             -               -           -

(1) Market value of underlying ERLY securities at March 31, 1997 ($8.25), less the exercise price. The values in the last two columns have not been, and may never be, realized by the officers. Actual gains, if any, on option exercises will depend on the value of the ERLY's common stock on the date of exercise. Any ERLY common stock acquired through exercising these options cannot be sold for a period of one year after the exercise date.

Employment Agreements

The Company has outstanding employment agreements with Messrs. Gerald D. Murphy, Chairman, and Lee Adams, Senior Vice President effective July 1997 and September 1987, respectively. The agreements provide that, as employees, Messrs. Murphy and Adams shall be entitled to certain benefits for a five-year term commencing (i) on the date of termination, if termination is by notice of ARI and there has been no Change of Control (as defined), (ii) on the occurrence of a Benefits Event (as defined) following a Change of Control, if termination is at the option of the employee, or (iii) on the occurrence of the last Change of Control preceding the date of termination, if termination is by notice of ARI. Under the terms of the employment agreements, such benefits are provided unless termination is both, at the option of the employee and in the absence of a Change of Control. A Change of Control is deemed to occur if (i) any person becomes beneficial owner of 25% or more of the voting power of ARI (or ERLY in the case of Mr. Murphy) or (ii) during any consecutive years, the individuals comprising a majority of the Board of Directors of ARI (or ERLY in the case of Mr. Murphy) at the beginning of such period shall cease to constitute a majority. Generally, benefits payable under the employment agreements include: continuation of the employee's base salary, continuation of the employee's participation in profit sharing, pension and other executive compensation plans, various health care and disability plans, the right to a cash bonus in the amount of the bonus last received if ARI awards a cash bonus to any member of the Executive Group (as defined) during such five-year period, and indemnification for judgments, fines and expenses incurred by the employee by reason of his serving as an officer. In consideration of these benefits, Messrs. Murphy and Adams agreed not to compete with ARI or to disclose any confidential information of ARI during the five-year period during which they are to receive such benefits. If ARI or its successor fails to make timely payments as required by the employment agreements, liquidated damages are set at treble the amount of such untimely payments. Certain amounts that may be paid under the employment agreement upon termination may be deemed to be "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code and, as such, would not be deductible by ARI for federal income tax purposes.

Other Compensation. ARI also provides certain non-cash compensation and personal benefits to executive officers. The incremental cost to ARI of providing such compensation and personal benefits did not, for the fiscal year ended March 31, 1997, exceed $25 thousand or 10 percent of compensation for any individual named in the cash compensation table above, or, with respect to all executive officers as a group, the amount of $25 thousand times the number of executive officers or 10 percent of the compensation for such group.

Item 12:    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the share ownership of ARI's Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock at July 25, 1997
(i) owned by ERLY Industries Inc. ("ERLY"), the only person or entity known to own more than five percent of the outstanding voting shares of any of the voting capital stock of the Company; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; (iv) all directors and executive officers of the Company and its subsidiaries as a group; and (v) all other known owners of five percent or more of ERLY common stock. Except as indicated, each of the stockholders has sole voting power and investment power with respect to the shares beneficially owned by such stockholder.

                                                                  Amount and Nature of   Percent
Name and Address of Beneficial Owner        Title of Class        Beneficial Ownership   of Class
-----------------------------------    ------------------------   --------------------   --------
ERLY Industries Inc.                   Common Stock                    7,155,554(5)        81%
 10990 Wilshire Blvd.                  Series A Preferred Stock          777,777(5)        100
 Suite 1800                            Series B Preferred Stock        2,800,000(5)        100
 Los Angeles, CA 90024

Gerald D. Murphy (1)                   Common Stock                    7,155,554(5)        81%
 10990 Wilshire Blvd.                  Series A Preferred Stock          777,777(5)        100
 Suite 1800                            Series B Preferred Stock        2,800,000(5)        100
 Los Angeles, CA 90024

Douglas A. Murphy (2)                  Common Stock                    7,155,554(5)        81%
 411 N. Sam Houston Parkway East       Series A Preferred Stock          777,777(5)        100
 Suite 600                             Series B Preferred Stock        2,800,000(5)        100
 Houston, TX 77060

William H. Burgess (3)                 Common Stock                    7,155,554(5)        81%
 550 Palisades Drive                   Series A Preferred Stock          777,777(5)        100
 Palm Springs, CA 92262                Series B Preferred Stock        2,800,000(5)        100

Kennedy Capital Management, Inc. (4)   Common Stock                    7,155,554(5)        81%
 10829 Olive Blvd.                     Series A Preferred Stock          777,777(5)        100
 St. Louis, MO 63141                   Series B Preferred Stock        2,800,000(5)        100

S.C. Bain, Jr., Director               Common Stock                       22,213(6)        -
 P.O. Box 250
 Bunkie, LA 71322

John M. Howland, Director                        -                            -            -
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

Richard N. McCombs, Director                     -                            -            -
 Executive Vice President and
 Chief Financial Officer
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

George E. Prchal, Director                       -                            -            -
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

Lee Adams                              Common Stock                           283          -
 Senior Vice President
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

Bill J. McFarland                                -                             -          -
 Senior Vice President and President,
 Comet American Marketing Division
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

John S. Poole                                    -                             -          -
 Senior Vice President
 411 North Sam Houston Parkway East
 Suite 600
 Houston, TX 77060

All directors and executive
 officers as a group (13 persons)      Common Stock                       7,178,050       81%

(1) Mr. Gerald D. Murphy, Chairman of the Board of ERLY, is the record holder of 951,515 shares of ERLY common stock. Mr. Murphy's indirect beneficial ownership represents 636,302 shares of ERLY common stock owned 1) directly by his son Douglas A. Murphy, President of the Company, and 2) held in trust for his grandson. Of this total, Gerald D. Murphy has voting control of the 5,050 shares held in trust for his grandson, however, he denies holding voting or investment control of the balance of the 631,252 shares owned directly by his son, Douglas A. Murphy.

(2) Douglas A. Murphy, President and a director of ERLY, is the record holder of 547,066 shares of ERLY common stock and has the right to acquire an additional 84,186 shares of ERLY common stock by exercise of options described under "Executive Compensation".

(3) William H. Burgess, a director of ERLY, beneficially owns 210,000 shares of ERLY common stock, representing approximately 4.1% of the outstanding shares.

(4) Kennedy Capital Management, Inc. owns 585,518 shares of ERLY common stock, representing approximately 11.4% of the outstanding shares of ERLY common stock.

(5) ERLY has sole voting and dispositive power over such shares. ERLY has pledged these shares to secure the payment of ARI's term debt. 200,000 of these shares are pledged to former lenders of ARI to secure the obligations of ERLY on promissory notes aggregating $3.0 million.

(6) Mr. Bain has sole voting and dispositive power with respect to 1,482 shares and shared voting and dispositive power with respect to 20,731 shares.

Item 13:    Certain Relationships and Related Transactions

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
                                           =========     =========

Net proceeds of $10.5 million of the $100 million notes issued in August, 1995, were used to make a 15% loan to ERLY which is due in 2001.
Under the terms of the 15% loan, ERLY is obligated to pay principal and interest annually by offsetting payments due ERLY from ARI under the tax sharing agreement. Such offsets shall be applied first to reduce principal (up to $.5 million), then to pay interest accrued and payable, and then to further reduce outstanding principal. ERLY will be responsible for paying cash to pay principal to the extent such offsets are less than $.5 million and may defer payment of interest to the extent such offsets are not available for such payment. The terms of this 15% loan may not be modified without the consent of a majority of the holders of the Mortgage Notes. As security for payments due on the 15% loan, ERLY has issued a warrant equivalent to 7.5% of the then issued and outstanding voting common stock of ERLY, exerciseable at $0.01 per share after any payment default, which warrant will be reduced proportionately by the amount of all principal payments made on the 15% loan and canceled automatically upon payment in full of the principal of the 15% loan.

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

In October 1996, ARI entered into a new seven year lease agreement for office space in Houston, Texas with a limited partnership owned directly and indirectly by Douglas A. Murphy, President, and Gerald D. Murphy, Chairman, of the Company. ARI's annual lease expense ranges from approximately $600,000 in the first year to approximately $740,000 in the seventh year, which management believes is comparable to, or better than, rates for similar office space in the proximity. At June 30, 1997, ARI had an account receivable of $101,639 related to amounts paid on behalf of the limited partnership.

During the fiscal year ended March 31, 1997, Gerald D. Murphy, Chairman of the Company, received officer advances of $85,000 which was the largest amount outstanding during the fiscal year. The amount outstandng at July 31, 1997 was $44,192. No interest is charged on the advances.

During the fiscal year ended March 31, 1997, Messrs. John M. Howland and George Prchal, Directors of ARI, each received $100,000 for certain international marketing services provided to ARI.

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc. as plaintiffs against G.D. Murphy and D.A. Murphy, Chairman and President, respectively, of ARI and ERLY. ARI and ERLY were named as codefendants in the lawsuit by an amendment to the original petition in September 1995. This is a dispute between the general partner of a proposed real estate development and G.D. Murphy and D.A. Murphy. Damages sought are in the range of $10 million, plus attorneys' fees and punitive damages. ARI and ERLY were named as defendants in the lawsuit because of their actions to obtain restraining orders to prevent threatened foreclosures on ERLY common stock pledged as collateral by G.D. Murphy and to stop interference by the plaintiff in the lawsuit with ARI's mortgage note financing, as well as certain other alleged activities, including knowing participation in breaches of fiduciary duties, civil conspiracy with the Murphys, and conversion. The plaintiff recently added a claim that the Company and ERLY were the alter egos of the Murphys. In order to minimize legal expenses, ARI, ERLY, and the Murphys are using common legal counsel in this matter and have agreed to share legal expenses ratably.

The Company has also been named as a codefendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997 and have also been directors of ARI since October 1993 and prior to October 1993 were officers of ARI (See Item 10 herein). In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a restraining order from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice.

On July 24, 1997, Farmers Rice Milling Company ("FRM"), a Louisiana corporation and beneficial owner of 171,933 shares of ERLY, filed a derivative complaint on behalf of ARI and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. The complaint alleges among other things that Gerald
D. Murphy endangered ARI and ERLY by pledging ERLY stock owned personally by him, as part of a proposed real estate development (see above paragraph regarding Tenzer lawsuit). Both the Company and ERLY are nominal defendants. The lawsuit was brought on behalf of the Company and ERLY.

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
			American Rice, Inc. as Borrower and Harris Trust and Savings
			Bank (1)

         10.25  - Form of Employment Agreement between ARI and
                  Gerald D. Murphy (2)

         11.1  -  Computation of Earnings per Share (2)

         21    -  Subsidiaries of ARI (2)

         27    -  Financial Data Schedule (2)
 ----------------
   (1) - Previously filed.
   (2) - Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securitues and Exchange Act of 1934, American Rice, Inc. has duly caused this report to be signed on behalf of the undersigned, thereupon duly authorized.


                                             AMERICAN RICE, INC.


                                             By /s/ Douglas A. Murphy
                                             ------------------------
                                             Douglas A. Murphy
                                             President
                                             (Chief Executive Officer)


                                             By /s/ Joseph E. Westover
                                             -------------------------
                                             Joseph E. Westover
                                             Vice President - Controller
                                             (Chief Accounting Officer)

Exhibit 10.25 - Form of Employment Agreement between
                ARI and Gerald D. Murphy

AMERICAN RICE, INC.
EMPLOYMENT AGREEMENT

THIS AGREEMENT, dated as of August 8, 1997, between American Rice, Inc., a Texas corporation ("ARI" or the "Employer"), and Gerald D. Murphy (the "Employee").

WITNESSETH:

WHEREAS, ARI and the Employee wish to enter into an agreement on a long-term basis for the full-time services of Employee, by which ARI employed the Employee, and the Employee agreed to serve the Employer, in the capacity, for the term, and subject to the conditions specified therein:

THEREFORE, in consideration of the promises and the agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, ARI and the Employee hereby agree that this Employment Agreement effective as of July 31, 1997, to read in its entirety as follows:

1.Employment.

Subject to the terms and conditions of this Employment Agreement, ARI hereby agrees to employ Gerald D. Murphy (the "Employee"), and the Employee hereby agrees to serve ARI, in the Designated Office (as defined) for the Term of Employment (as defined).

2.Scope of Employment.

During the Term of Employment, the Employee will serve in the Designated Office in accordance with the provisions of the by-laws of ARI, as of the Effective Date. During the Term of Employment, the Employee will:

(a)devote such amount of his time, attention and energies to the business of ARI as is usually required of an employee who is in the designated, and diligently and to the best of his ability perform all duties incident to his employment under this Employment Agreement;

(b)use his best efforts to promote the interests and goodwill of ARI; and

(c)perform such other duties commensurate with his office as ARI may from time-to-time assign to him.

3.Compensation

As compensation for the Employee's services under this Employment Agreement and in consideration of the Employee's agreement not to compete as set forth in Section 8 of this Employment Agreement, ARI shall pay to the Employee a base salary at the rate of not less than $350,000 per year during the Term of Employment, payable in accordance with the normal payroll practices of ARI.

4.Benefits

As additional compensation for the Employee's services under this Employment Agreement and in further consideration of the Employee's agreement not to compete as set forth in Section 8 of this Employment Agreement, ARI agrees to provide to the Employee the following benefits:

(a)During the Term of Employment, the Employee shall be entitled, upon satisfaction of any eligibility requirements with respect thereto, to participate in any and all existing or future bonus or other employee benefit plans or arrangements (including, without limitations, any profit-sharing, life insurance, medical, dental, hospitalization, incentive compensation or retirement plans or arrangements) that are generally made available to the executive officers of ARI (collectively, the "Plans").

(b)During the Term of Employment, the Employee shall be entitled to annual vacations in accordance with ARI's vacation policy, during which time his compensation shall be paid in full. Such vacations shall be taken by the Employee at such times as may be mutually agreed upon by the Employee and ARI.

(c)During the Term of Employment, the Employee shall be authorized to incur reasonable expenses for the purpose of promoting the business of ARI, including, without limitation, expenses for entertainment, travel and similar items, provided that such expenses are made in accordance with ARI's policies. ARI shall reimburse the Employee for such expenses upon the presentment by the Employee from time-to-time of an itemized accounting of such expenses, including receipts where required by federal income tax regulations, setting forth in appropriate detail the individual items for which reimbursement is sought. With respect to automobile travel on behalf of ARI, during the Term of Employment ARI shall, at the Employee's election, either (i) furnish the Employee with an automobile suitable to his position, which automobile shall be replaced by ARI at no more than 3 year intervals, and ARI shall either pay directly or reimburse the Employee for the expenses of operating and maintaining such automobile, or (ii) pay the Employee a reasonable allowance for the use and maintenance of his own automobile in accordance with ARI's policies.

5.Term of Employment.

The term "Term of Employment," as used in this Employment Agreement, shall mean the period commencing on the Effective Date and terminating with the first to occur of the following:

(a)provided no Change in Control (as defined) of ARI and/or ERLY shall have occurred, termination of the Term of Employment by ARI, for any reason, in the sole discretion of ARI on the first anniversary of the Effective Date or on the first day of any following month after the first anniversary of the Effective Date, in either case by written notice thereof given to the Employee not less than 60 calendar days prior to such anniversary or month; or

(b)provided no Change in Control of ARI and/or ERLY termination of the Term of Employment by the Employee at any time, provided the Employee shall have given written notice of such termination to ARI not less than 60 calendar days prior to such termination; or

(c)termination of the Term of Employment by the Employee at any time following a Benefits Event; or

(d)if a Change in Control of ARI and/or ERLY shall have occurred, termination of the Term of Employment by ARI or the Employee, for any reason, in the sole discretion of ARI or the Employee at any time after the date upon which such Change in Control of ARI and/or ERLY occurred, provided ARI shall have given written notice of such termination to the Employee and the Employee shall have given written notice to ARI of not less than 60 calendar days prior to such termination.

6.Termination of Employment.

(a)Termination of the Term of Employment pursuant to Section 5 of this Employment Agreement, or termination of the Employee's employment under this Employment Agreement otherwise than as a result of termination of the Term of Employment pursuant to Section 5 of this Employment Agreement, shall not result in the termination of this Employment Agreement.

(b)In the event of the termination of the Term of Employment pursuant to
Section 5(ii) of this Employment Agreement, then ARI shall no longer be obligated to make the payments specified in Section 3 of this Employment Agreement or to pay to the Employee or his estate any other compensation or benefits whatsoever, other than benefits which have vested in the Employee as a result of his participation in any profit-sharing, retirement or similar plan of ARI. However, any salary payable pursuant to Section 3 of this Employment Agreement which shall have been earned by the Employee but not yet paid shall be paid by ARI to Employee or his estate, and the Employee or his estate shall pay to the Employer any amount or amounts then owed by the Employee to ARI.

(c)In the event of the termination of the Term of Employment pursuant to Sections 5(i), (iii) or (iv) of this Employment Agreement, then

(i)ARI shall be obligated to pay to the Employee the Employee's base salary at the annual rate in effect at the time of such termination (but prior to giving effect to any reduction therein which may have precipitated such termination) for a five-year period commencing on the date of termination by notice, as provided in Section 5(i), the occurrence of a Benefits Event, as provided by
Section 5(iii), or the occurrence of the last Change in Control of ARI and/or ERLY that preceded the date of such termination as provided by Section 5(iv); and at any time thereafter during such five-year period, the Employee may, upon not less than 30 calendar days' prior written notice of such election given to ARI, elect to have the remaining amount payable to the Employee pursuant to the foregoing provisions of this Section 6(c) paid to the Employee in a lump sum within 14 calendar days after termination under this Section 6(c).

(ii)the Employee shall continue to be entitled to participate during such five-year period in any and all of the profit-sharing and retirement income, stock purchase, savings, executive compensation plans at the same level, in the same amount and to the same degree the Employee was entitled to participate at the time of such termination (but prior to giving effect to any reduction therein which precipitated such termination), and

(iii)in the event ARI awards bonuses to one or more members of the Executive Group at any time during such five-year period, on each such occasion the Employee shall receive a bonus equal to the greater of (1) the last bonus the Employee received from ARI prior to such termination or (2) the last bonus the Employee received from ARI prior to the occurrence of such Change in Control of ARI and/or ERLY, and

(iv)ARI shall maintain in full force and effect for Employee during such five-year period all life, accident, medical and health care plans and disability benefit programs and programs or arrangements in which Employee was entitled to participate immediately prior to the time of such termination (but prior to giving effect to any reduction therein which precipitated such termination) provided that Employee's continued participation is possible under the general terms and provisions of such plans and programs.

In the event that the Employee's participation in any such plan or program is barred, ARI shall arrange to provide Employee with the benefits substantially similar to those to which he was entitled to receive under such plans and programs of ARI prior to the time of such termination (but prior to giving effect to any reduction therein which precipitated such termination). In such event, appropriate adjustment shall be made so that the after tax value thereof to the Employee is similar to the after tax value to him of the benefit plans in which Employee is not eligible to participate. At the end of such five-year period, the Employee shall have the option to have assigned to him at no cost and with no apportionment of pre-paid premiums, any assignable insurance policy owned by ARI and relating specifically to the Employee.
(d)Under no circumstances shall the Employee be required, whether by seeking other employment or otherwise, to mitigate the amount of any payment specified in Section 6(c) of this Employment Agreement.

7.Definitions.

(a)For purposes of this Employment Agreement, a "Benefits Event" shall be deemed to be the occurrence, after the occurrence of a Change in Control of ARI and/or ERLY, of any one or more of the following events:

(i)a change by ARI, without the Employee's prior written consent, in the Employee's responsibilities to ARI as such responsibilities existed at the time of the occurrence of such Change in Control of ARI and/or ERLY (or as such responsibilities may thereafter exist from time-to-time as a result of changes in such responsibilities made with the Employee's prior written consent); or

(ii)any removal of the Employee from, or any failure to elect or re-elect the Employee to, the Designated Office, except in connection with the Employee's promotion, with his prior written consent, to a higher office (if any) with ARI; or

(iii)ARI's direction that the Employee discontinue service (or not seek re-election or re-appointment) as a director, officer, or member of any corporation or association of which the Employee is a director, officer, or member at the time of the occurrence of such Change in Control of ARI and/or ERLY; or

(iv)a reduction by ARI in the amount of the Employee's base salary as in effect at the time of the occurrence of such Change in Control of ARI and/or ERLY (or subsequently increased), or the failure of ARI to pay such base salary to the Employee at the time and in the manner specified in Section 3 of this Employment Agreement; or

(v)in the event of any increase, at any time after the occurrence of such Change in Control of ARI and/or ERLY, in the base salary or salaries of one or more members of the Executive Group (the member or more members of the Executive Group whose base salary or salaries are increased at such time being herein-after called the "Increased Executives"), the failure of ARI simultaneously to increase the Employee's base salary, as the Employee's base salary is in effect immediately prior to giving effect to such first-mentioned increase (the "Prior Base Salary"), by an amount which equals or exceeds the product obtained by multiplying the Prior Base Salary by a fraction, the numerator of which is the sum of the amounts by which the respective base salaries of the Increased Executives (other than the Employee) were increased at such time and the denominator of which is the sum of the respective base salaries of the Increased Executives (other than the Employee) immediately prior to giving effect to such first-mentioned increase; or

(vi)the discontinuation or reduction by ARI of the Employee's participation in any bonus or other employee benefit plan or arrangement (including, without limitation, any profit-sharing, life insurance, medical, dental, hospitalization, incentive compensation or retirement plan or arrangement) in which the Employee is a participant at the time of the occurrence of such Change in Control of ARI and/or ERLY; or
(vii)the Employee's principal office space or the related facilities or support personnel referred to in paragraph (xii) of this Section 7(a) cease to be located within the current location, or for a period of more than 60 consecutive calendar days the Employee is required by ARI to perform a majority of his duties outside ARI's principal executive offices; or

(xiii)the relocation, without the Employee's prior written consent, of Employee's offices to a location outside the county in which such offices are located at the time of the occurrence of such Change in Control of ARI and/or ERLY; or

(ix)the failure of ARI to provide the Employee annually with a number of paid vacation days at least equal to the number of paid vacation days to which the Employee is entitled annually as of the Effective Date; or

(x)the failure of ARI to obtain the assumption by any successor to ARI of the obligations imposed upon ARI under this Employment Agreement as required by
Section 14(b) of this Employment Agreement: or

(xi)the failure of ARI to continue to provide the Employee with office space, related facilities and support personnel (including, without limitation, administrative and secretarial assistance) that are both commensurate with the Employee's responsibilities to and position with ARI and not materially dissimilar to the office space, related facilities and support personnel provided to the other members of the Executive Group; or

(xii)the failure by ARI to promptly reimburse the Employee for the reasonable business expenses incurred by the Employee in the performance of his duties to ARI, including, without limitation, reasonable expenditures for business entertainment and for travel in connection with ARI's business; or

(xiii)the determination in good faith by the Employee that because of the policies, decisions or actions of ARI's Board of Directors or shareholders, the Employee can no longer perform his duties to ARI in a manner which is consistent with the manner in which such duties were performed by the Employee prior to the occurrence of such Change in Control of ARI and/or ERLY; or

(xiv)the employment of the Employee under this Employment Agreement is terminated by ARI prior to the giving of not less that 60 calendar days' prior written notice of termination at any time after the expiration of five years following the date upon which such Change in Control of ARI and/or ERLY occurred (as required by Section 5(iv) of this Employment Agreement), or ARI notifies the Employee of ARI's intention not to observe or perform one or more of the obligations of ARI under this Employment Agreement.

(b)For purposes of this Employment Agreement, a "Change in Control of ARI and/or ERLY" shall be deemed to have occurred if, after the Effective Date,
(i) any Person is or becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of ARI's, or ARI's 81% shareholder ERLY Industries Inc. other than the Employee and Douglas Murphy, then outstanding voting securities, or (ii) during any period of two consecutive years, the individuals who at the beginning of such period constitute the Board of Directors of ARI, or ARI's 81% shareholder ERLY Industries Inc., cease for any reason to constitute a majority of such Board of Directors. Notwithstanding the foregoing, the occurrence of any event enumerated in the immediately preceding sentence shall not be deemed to constitute a Change in Control of ARI and/or ERLY if such event occurs as a direct result of a transaction or series of transactions which are approved by the vote of not less than 81% of the directors of ARI or of ARI's 81% shareholder ERLY Industries Inc., who hold office immediately prior to the occurrence of such event.

(c)The term "Designated Office," as used in this Employment Agreement, shall mean on and after July 31, 1997, the office of Chairman of the Board of ARI.

(d)The term "Effective Date," as used in this Employment Agreement, shall mean July 31, 1997.

(e)The term "Executive Group," as used in this Employment Agreement, shall mean on and after July 31, 1997, the Chairman, President, Executive Vice President, Chief Executive Officer, Sr. Group Vice President, Marketing, and Group Vice President, International Marketing of ARI, and each of such officers shall be deemed members of the Executive Group.

(f)The Term "Person," as used in this Employment Agreement, shall mean any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof. In addition, such term shall have the same meaning as set forth in Section 13(d)(3) and Section 14(d)(2) of the Securities Exchange Act of 1934, as such sections are in effect at the Effective Date.

8.Non-competition.

(a)The Employee agrees that during the Term of Employment and for a period of five years after the termination of the term of employment, the Employee will not, directly or indirectly, own more than 5% of the outstanding voting securities of or any equivalent interest in, operate, manage, control, consult, participate in the management of, be employed by or lend his name to any enterprise (other than ARI) engaged in the same business as that engaged in by ARI at any location where ARI does business or proposes to do business in the world. The Employee also agrees that for a period of five years after the termination of the Term of Employment he will not, directly or indirectly, employ or solicit the employment of any person who was an employee of ARI during the Term or Employment. If any restriction contained in this Section 8 is held by any court to be unenforceable or unreasonable, such court shall be free to enforce a lesser restriction in its place and the remaining restrictions contained herein shall be severable therefrom and shall remain in effect and be enforceable independently of each other.

(b)ARI and the Employee agree, however, that it shall not constitute a violation of Section 8(a) of this Agreement for Employee to own, operate, manage, control, participate, or be employed by any business engaged in the same business as ARI where: (i) such activity of Employee was commenced prior to ARI's participation in such business activity or (ii) where ARI has expressly declined to engage in the particular business enterprise or opportunity prior to Employee's commencement of the enterprise or opportunity.

9.Disclosure of Confidential Information.

During the Term of Employment, the Employee will disclose to ARI all ideas and business plans developed by him during such period which relate directly to the business of ARI. The Employee recognizes and acknowledges that he may have access to certain additional confidential information of ARI or of certain corporations affiliated with ARI, and that all such information constitutes valuable, special and unique property of ARI and its affiliates. The Employee agrees that, during the Term of Employment and for a period of five years after the termination of the Term of Employment, he will not, without the prior written consent of ARI, disclose or authorize or permit anyone under his direction to disclose to anyone not properly entitled thereto any of such confidential information. For purposes of the immediately preceding sentence, persons properly entitled to such information shall be (i) the Board of Directors of ARI and such officers, employees and agents of ARI or any affiliate thereof to whom such information is furnished in the normal course of business under established policies approved by ARI and (ii) such outside parties as are legally entitled to or are customarily furnished such information, including banking, lending, collection, accounting and data processing institutions or agencies who or which are provided such information in the normal course of business of ARI. The Employee further agrees that upon termination of the Term of Employment he will not take with him or retain, without the prior written authorization of ARI, any papers, procedural or technical manuals, customer lists, customer account analyses (including, without limitation, accounts receivable agings, customer payment histories and customer account activity reports), price books, files or other documents or copies thereof belonging to ARI or to any affiliate of ARI, or any materials, supplies, equipment or furnishings belonging to ARI or to any affiliate of ARI, or any other confidential information of any kind belonging to ARI or any affiliate of ARI. In the event of a breach or threatened breach by the Employee of the provisions of Sections 8 and/or 9, ARI and the Employee agree that the remedy at law available to ARI and its affiliates would be inadequate and that ARI and its affiliates shall be entitled to an injunction, without the necessity of posting bond therefor, restraining the Employee from disclosing, in whole or in part, such confidential information. Nothing herein shall be construed as prohibiting ARI and its affiliates from pursuing any other remedies, in addition to the injunctive relief available under Sections 8 and/or 9, for such breach or threatened breach, including the recovery of damages from the Employee.

10.Trade Secrets.

All patents, formulae, inventions, processes, copyrights, proprietary information, trademarks or trade names, or future improvements to patents, formulae, inventions, processes, copyrights, proprietary information, trademarks or trade names, developed or completed by the Employee during the Term of Employment (collectively, the "Items") shall be promptly disclosed to ARI, and the Employee shall execute such instruments or assignment of the Items to the Employer as ARI shall request. The Employee acknowledges that a remedy at law for any breach by him of the provisions of this Section 10 would be inadequate, and the Employee hereby agrees that ARI shall be entitled to injunctive relief in case of any such breach.

11.Legal Fees and Expenses.

ARI shall pay in a timely and prompt manner any and all legal fees and expenses incurred by the Employee from time-to-time as a result of ARI's contesting the validity or enforceability of this Employment Agreement.

12.Indemnification.

ARI shall indemnify and hold Employee harmless to the maximum extent permitted by law against judgments, fines, amounts paid in settlement, and reasonable expenses, including attorneys' fees incurred by Employee, in connection with the defense of, or as a result of any action or proceeding (or any appeal from any action or proceeding) in which Employee is made or is threatened to be made a party by reason of the fact that Employee is or was an officer of ARI, regardless of whether such action or proceeding is one brought by or in the right of ARI, to procure a judgment in its favor (or other than by or in the right of ARI). ARI further represents and warrants: (i) that Employee is and shall continue to be covered and insured up to the maximum limits provided by all insurance which ARI maintains to indemnify its directors and officers (and to indemnify ARI for any obligations which it incurs as a result of its undertakings to indemnify its officers and directors); and (ii) that ARI will exert its best efforts to maintain such insurance, in not less than its present limits, in effect throughout the term of this Employment Agreement.

13.Assignment.

This Employment Agreement is a personal employment contract and the rights and interests of the Employee hereunder may not be sold, transferred, assigned, pledged, or hypothecated.

14.Successors.

(a)This Employment Agreement shall inure to the benefit of the and be binding upon ARI and its successors and assigns and shall inure to the benefit of and shall be binding upon the Employee and his legal representatives.

(b)ARI shall require any Person who is the successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of ARI to assume, by a written agreement in form and substance satisfactory to the Employee, all of the obligations of ARI under this Employment Agreement.

15.Entire Agreement.

This Employment Agreement, which contains the entire contractual understanding between the parties with respect to the subject matter of this Employment Agreement, may not be changed orally but only by a written instrument signed by both of the parties to this Employment Agreement.

16.Governing Law.

This Employment Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

17.Liquidated Damages.

In the event that ARI or its successor fails for any reason to make any timely payments specified in this Agreement which arise by virtue of the termination of this Agreement, then Employee shall be entitled to receive an amount equal to treble such amounts required to be paid by ARI as the amount of liquidated damages for such failure by ARI, in addition to any amounts otherwise required to be paid by ARI pursuant to this Agreement.

18.Waiver.

The waiver of any breach of any term or condition of this Employment Agreement shall not be deemed to constitute the waiver of any other breach of the same or any other term or condition of this Employment Agreement.

19.Severability.

In the event any provision of this Employment Agreement is found to be unenforceable or invalid, such provision shall be severable from this Employment Agreement and shall not affect the enforceability or validity of any other provision of this Employment Agreement.

20.Notices.

Any notices of other communications required or permitted under this Employment Agreement shall be sufficiently given if sent by registered mail, postage prepaid and

(a)if to the Employee, addressed to him at ARI's principal executive offices, and

(b)if to ARI, addressed to it at its principal executive offices and marked to the attention of the Board of Directors, or, in each case, to such other addresses as the party to whom or to which such notice or other communication is to be given shall have specified in writing to the other party, and any such notice or communication shall be deemed to have been given as of the date so mailed."

IN WITNESS WHEREOF, ARI has caused this Agreement to be executed by its duly authorized officer, and the Employee has executed this Agreement in multiple originals, in each case as of the date first above written.

Chairman of
Committee Appointed
By Board of Directors

AMERICAN RICE, INC
By ____________________By ____________________
EMPLOYEE
By ____________________