Form 10-Q
period 1997-06-30
AMERICAN RICE INC
filed 1997-08-14
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended June 30, 1997


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


                            (281) 272-8800
                     Registrant's Telephone Number,
                          Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of August 7, 1997 is 2,443,667 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                			AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Thousands of Dollars)
                              (Unaudited)

                                                      Three Months
                                                      Ended June 30,
                                                     1997       1996
                                                  ----------------------

Net sales                                           $113,385    $97,407

Cost of sales                                        101,929     90,864
                                                  ----------------------
    Gross profit                                      11,456      6,543

Selling, general and
  administrative expenses                              8,879      6,425
                                                  ----------------------
    Operating income                                   2,577        118

Interest expense                                       6,121      4,619
Interest income                                         (674)      (566)
Other income and expense                                  59        121
                                                  ----------------------
Loss before income taxes                              (2,929)    (4,056)

Provision for income tax benefit                      (1,142)    (1,460)
                                                  ----------------------
Net loss                                             ($1,787)   ($2,596)
                                                  ======================
Preferred stock dividend
  requirements                                         1,483      1,483
                                                  ----------------------
Net loss applicable
  to common stock                                    ($3,270)   ($4,079)
                                                  ======================
Loss per applicable
  common and common equivalent
  share:

  Primary                                             ($1.34)    ($1.67)
                                                  ======================
  Fully diluted                                       ($1.34)    ($1.67)
                                                  ======================

See Notes to Consolidated Financial Statement

               			AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                   June 30,   March 31,
                                                     1997       1997
                                                  ----------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $4,199     $3,235
  Accounts receivable, net                            70,778     64,062
  Inventories
    Finished goods                                    74,320     75,969
    Raw materials                                     42,751     46,289
  Prepaid expenses                                     3,592      2,441
  Deferred income taxes                                2,791      2,791
                                                  ----------------------
    Total current assets                             198,431    194,787


Other assets                                          20,606     21,216
Receivable from ERLY                                  24,546     24,166
Property, plant and equipment, net                    57,407     57,959
                                                  ----------------------
  Total assets                                      $300,990   $298,128
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (Thousands of Dollars, except share amounts)

                                                   June 30,   March 31,
                                                     1997       1997
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $ 88,822   $ 77,616
  Accounts payable                                    51,320     57,845
  Accrued expenses                                    19,586     18,733
  Current portion of long-term debt                      468        438
                                                  ----------------------
    Total current liabilities                        160,196    154,632

Long-term debt                                        96,298     96,144

Deferred income taxes                                  4,763      5,905

Commitments and contingencies (Note 5)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    9,446     11,233
  Cumulative foreign currency translation
    adjustments                                       (1,321)    (1,394)
                                                  ----------------------
  Total stockholders' equity                          39,733     41,447
                                                  ----------------------
    Total liabilities and stockholders' equity      $300,990   $298,128
                                                  ======================

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                      Three Months
                                                       Ended June 30,
                                                     1997       1996
                                                  ----------------------
OPERATING ACTIVITIES:
  Net earnings                                       ($1,787)   ($2,596)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      1,898      1,419
    Mortgage note discount accretion                     161        139
    Loss on sales of property                              -          5
    Deferred income taxes, net                        (1,142)    (1,460)
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                             (6,716)      (999)
      Inventories                                      5,187      6,156
      Prepaid expenses                                (1,151)      (302)
      Other assets                                       186       (772)
      Receivable from ERLY                              (380)      1,290
      Accounts payable                                (6,525)    (5,476)
      Accrued expenses                                   853      3,459
                                                  ----------------------
  Net cash provided by
    operating activities                              (9,416)        863

INVESTING ACTIVITIES:
  Property, plant and equipment additions               (809)      (988)
  Proceeds from sales of assets                            -         20
                                                  ----------------------
  Net cash used in
    investing activities                                (809)      (968)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                11,206      1,435
  Proceeds from issuance of long-term debt               117        117
  Repayment of long-term debt                            (94)       (21)
  Other, net                                             (40)         -
                                                  ----------------------
  Net cash provided by (used in)
    financing activities                              11,189      1,531
                                                  ----------------------
NET INCREASE IN CASH                                     964      1,426

CASH:
  Beginning of the period                              3,235      2,803
                                                  ----------------------
  End of the period                                   $4,199     $4,229
                                                  ======================
See Notes to Consolidated Financial Statement


                         AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended June 30, 1997
                               (Thousands of Dollars)
                                     (Unaudited)


                                                                      Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1997       $3,878     $2,444    $25,286    $11,233    ($1,394)  $41,447

Net loss                      -          -          -        (1,787)       -      (1,787)

Foreign currency
  translation                 -          -          -          -            73        73
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance June 30, 1997       $3,878     $2,444    $25,286     $9,446    ($1,321)   $39,733
                         =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The consolidated financial statements presented herein at June 30, 1997 and for each of the three month periods ended June 30, 1997 and 1996 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1997 is derived from the March 31, 1997 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

2. Olive Business Acquisition

On July 5, 1996, the Company acquired the domestic and foreign olive business from Campbell Soup Company ("CSC Olives") for approximately $38 million (the "Olive Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company which comprises the foreign olive business and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Olive acquisition was accounted for as a purchase, and the results of operations of the acquired business are included in ARI's consolidated financial statements after July 5, 1996.

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Olive Acquistion occurred on the first day of the operating period presented (thousands of dollars, except per share):

								Three Months
                                                Ended June 30,
                                                    1996
                                                  --------
      Net Sales                                   $115,629
      Net Earnings (loss)                           (5,119)
      Earnings (loss) per share:
        Primary                                    $ (2.70)
        Fully diluted                                (2.70)

3. Notes Payable

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of June 30, 1997, ARI was not in compliance with one of the covenants related to interest coverage. The Company has obtained a waiver to this covenant as of the June 30, 1997 measuring date. The line also contains certain cross default provisions with the indenture for the 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. At June 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $83.7 million and $71.5 million, bearing interest at the prime rate of 8.5%.

4.  Statement of Cash Flows

Borrowings under the revolving credit line in the three months ended June 30, 1997 and 1996 totaled $49.7 million and $93.4 million, respectively, and repayments during the same periods totaled $38.5 million and $92 million, respectively. ARI made cash payments for interest and financing fees of approximately $2 million and $1.8 million during the three months ended June 30, 1997 and 1996, respectively. ARI did not pay any federal or state income taxes during the three months ended June 30, 1997 and 1996, respectively.

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

6. New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APB No. 15.

Such SFAS is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These three statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any, additional disclosures may be required when these three statements are implemented.

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

Three Months Ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

Net Sales. Net sales increased $16.0 million, or 16.4%, from $97.4 million in fiscal 1997 to $113.4 million in fiscal 1998. The sales increase was composed of $16.2 million in olives sales due to the Acquisition and $707 thousand in increases in sales of exported rice partially offset by a $947 thousand decline in sales of rice in the U.S.

Gross Profit. Gross profit was 10.1% of sales for the fiscal 1998 quarter and 6.7% for the same period in 1997. Gross profit increased $5.0 million from $6.5 million in the fiscal 1997 third quarter to $11.5 million in fiscal 1998, due primarily to the Acquisition.

Selling, general and administrative expense. Selling, general and administrative expense increased $2.5 million to $8.9 million in the fiscal 1998 quarter due primarily to higher advertising and promotional expenses associated with the Acquisition.

Interest. Interest expense increased $1.5 million from $4.6 million in the fiscal 1997 period to $6.1 million in fiscal 1998 due to higher average balances outstanding, primarily as a result of the Acquisition, and higher average interest rates. Interest expense in both periods includes amortization of capitalized debt issuance costs and accretion of the $6 million original issue discount on the $100 million in principal amount of 13.0% mortgage notes due 2002.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of raw materials and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of June 30, 1997, ARI was not in compliance with one of the covenants related to interest coverage. The Company has obtained a waiver to this covenant as of the June 30, 1997 measuring date. The line also contains certain cross default provisions with the indenture for the 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. At June 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $83.7 million and $71.5 million, bearing interest at the prime rate of 8.5%. The borrowing base under this line of credit at June 30, 1997 was $85 million and the maximum borrowing during the three months ended June 30,1997 was $84.7 million.

In July, 1997 ARI completed a sale and leaseback transaction with MDFC Equipment Leasing Corporation ("MDFC") for substantially all of its olive processing machinery and equipment located in Visalia, California. ARI realized proceeds from the sale of approximately $9 million which were used for operating purposes. ARI has leased these assets from MDFC for a seven year term with a two year extension option.

In the quarter ended June 30 and currently the liquidity of the Company has been impaired primarily as a result of the loss of financing associated with the RMTI agreement (see Note 5 to the Financial Statements and Part II - Legal Proceedings). In addition to the MDFC sale and leaseback transaction discussed above, management is exploring several other opportunities to improve liquidity. However, no assurances can be given the Company can conclude the other arrangements being considered.

The Mortgage Notes provide for interest payments semiannually on February 28th and August 31st, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Mortgage Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Mortgage Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended June 30, 1997 was $4.2 million. Contingent interest of $430.4 thousand was accrued during the quarter. The total contingent interest accrued and unpaid at June 30, 1997 was $1.0 million. Additional contingent interest of $286.9 thousand and $534.6 thousand will accrue in July and August 1997 and over the period from September 1, 1997 to February 28, 1998, respectively. To date, no contingent interest has been paid because the applicable fixed cost coverage ratio permits deferral of payment.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of June 30, 1997. As of June 30, 1997, the Preferred B dividends accumulated but not declared are $21.2 million and the Preferred C dividends accumulated but not declared are $3.1 million.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended June 30, 1997, Registrant did not file any Form 8-K Reports.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           American Rice, Inc.
                                           -------------------
                                               Registrant

                                       By: /S/ Joseph E. Westover
                                       ---------------------------
                   				                    Joseph E. Westover
                                       Vice-President / Controlle

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


                                                      Three Months
                                                      Ended June 30,
                                                     1997       1996
                                                  ----------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings                                       ($1,787)   ($2,596)

  Less dividends on preferred stock:
    Series B                                          (1,295)    (1,295)
    Series C                                            (188)      (188)
                                                  ----------------------
                                                      (1,483)    (1,483)
                                                  ----------------------
  Earnings (loss) applicable to
    common stock                                     ($3,270)   ($4,079)
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   -          -
                                                  ----------------------
                                                       2,444      2,444
                                                  ======================
    Earnings (loss) per share
        applicable to common stock                    ($1.34)    ($1.67)
                                                  ======================


Continued on next page

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                                      Three Months
                                                      Ended June 30,
                                                     1997 *     1996 *
                                                  ----------------------

FULLY DILUTED EARNINGS PER SHARE


  Net earnings                                       ($1,787)   ($2,596)


  Less dividends on preferred stock:
    Series C                                            (188)      (188)
                                                  ----------------------
  Earnings applicable to
    common stock                                     ($1,975)   ($2,784)
                                                  ======================
  Average common and common
    equivalent shares outstanding:
    Common                                             2,444      2,444
    Preferred Series A                                   778        778
    Preferred Series B                                 5,600      5,600
                                                  ----------------------
                                                       8,822      8,822
                                                  ======================
    Earnings per share
        applicable to common stock                    ($.22)     ($.32)
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