Form 10-Q
period 1997-09-30
AMERICAN RICE INC
filed 1997-11-19
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the three months ended September 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of November 13, 1997 is 2,443,859 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                    Three Months         Six Months
                                Ended September 30,  Ended September 30,
                                   1997      1996      1997      1996
                                ----------------------------------------

Net sales                         $93,196  $121,513  $206,581  $218,920

Cost of sales                      80,504   106,346   182,433   197,210
                                ----------------------------------------
    Gross profit                   12,692    15,167    24,148    21,710

Selling, general and
  administrative expenses           9,430     8,442    18,309    14,867
                                ----------------------------------------
    Operating income                3,262     6,725     5,839     6,843

Interest expense                    6,571     5,569    12,692    10,188
Interest income                      (604)     (600)   (1,278)   (1,166)
Other (income) and expense             82       231       141       352
                                ----------------------------------------
Earnings (loss) before
  income taxes                     (2,787)    1,525    (5,716)   (2,531)

Provision for
  income taxes (benefit)           (1,051)      549    (2,193)     (911)
                                ----------------------------------------
    Net earnings (loss)           ($1,736)     $976   ($3,523)  ($1,620)
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     2,965     2,965
                                ----------------------------------------
Net loss applicable
  to common stock                 ($3,219)    ($507)  ($6,488)  ($4,585)
                                ========================================
Loss per applicable
  common and common equivalent
  share:

  Primary                          ($1.32)    ($.21)   ($2.65)   ($1.88)
                                ========================================
  Fully diluted                    ($1.32)    ($.21)   ($2.65)   ($1.88)
                                ========================================
See Notes to Consolidated Financial Statements

               			AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                 September 30, March 31,
                                                     1997         1997
                                                  ----------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $2,923     $3,235
  Accounts receivable, net                            62,832     64,062
  Inventories
    Finished goods                                    68,423     75,969
    Raw materials                                     46,633     46,289
  Prepaid expenses                                     4,554      2,441
  Deferred income taxes                                2,791      2,791
                                                  ----------------------
    Total current assets                             188,156    194,787


Other assets                                          21,313     21,216
Receivable from ERLY                                  24,755     24,166
Property, plant and equipment, net                    58,429     57,959
                                                  ----------------------
  Total assets                                      $292,653   $298,128
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (Thousands of Dollars, except share amounts)

                                                 September 30, March 31,
                                                     1997        1997
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $ 73,387   $ 77,616
  Accounts payable                                    53,649     57,845
  Accrued expenses                                    18,718     18,733
  Current portion of long-term debt                    1,454        438
                                                  ----------------------
    Total current liabilities                        147,208    154,632

Long-term debt                                       103,971     96,144

Deferred income taxes                                  3,676      5,905

Commitments and contingencies (Note 5)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    7,710     11,233
  Cumulative foreign currency translation
    adjustments                                       (1,520)    (1,394)
                                                  ----------------------
  Total stockholders' equity                          37,798     41,447
                                                  ----------------------
    Total liabilities and stockholders' equity      $292,653   $298,128
                                                  ======================

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                        Six Months
                                                    Ended September 30,
                                                     1997       1996
                                                  ----------------------
OPERATING ACTIVITIES:
  Net earnings                                       ($3,523)   ($1,620)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      3,755      3,237
    Mortgage note discount accretion                     328        284
    (Gain) loss on sales of property                    (150)       138
    Deferred income taxes, net                        (2,229)    (1,141)
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                              1,230    (12,410)
      Inventories                                      7,202      9,266
      Prepaid expenses                                (2,113)      (643)
      Other assets                                      (949)    (1,537)
      Receivable from ERLY                              (589)       374
      Accounts payable                                (4,196)    (1,548)
      Accrued expenses                                   (15)     4,414
                                                  ----------------------
  Net cash provided by
    operating activities                              (1,249)    (1,186)

INVESTING ACTIVITIES:
  Property, plant and equipment additions             (3,373)    (1,998)
  Campbell olive acquisition					     -    (33,952)
  Proceeds from sales of assets                          150      2,299
                                                  ----------------------
  Net cash used in
    investing activities                              (3,223)   (33,651)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                (4,229)    34,646
  Proceeds from issuance of long-term debt             9,080        233
  Repayment of long-term debt                           (565)      (137)
  Other, net                                            (126)         3
                                                  ----------------------
  Net cash provided by (used in)
    financing activities                               4,160     34,745
                                                  ----------------------
NET INCREASE IN CASH                                    (312)       (92)

CASH:
  Beginning of the period                              3,235      2,803
                                                  ----------------------
  End of the period                                   $2,923     $2,711
                                                  ======================
See Notes to Consolidated Financial Statement


                         AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Six Months Ended September 30, 1997
                               (Thousands of Dollars)
                                     (Unaudited)


                                                                      Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1997       $3,878     $2,444    $25,286    $11,233    ($1,394)   $41,447

Net loss                      -          -          -        (3,523)       -       (3,523)

Foreign currency
  translation                 -          -          -          -          (126)      (126)
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance September 30, 1997  $3,878     $2,444    $25,286     $7,710    ($1,520)   $37,798
                         =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The consolidated financial statements presented herein at September 30, 1997 and for each of the three and six month periods ended September 30, 1997 and 1996 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1997 is derived from the March 31, 1997 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Olive Acquisition occurred on the first day of the operating period presented (thousands of dollars, except per share):

						Three Months           Six Months
                                  Ended September 30,   Ended September 30,
                                        1996                   1996
                                      --------               --------
      Net Sales                       $122,314               $237,943
      Net Earnings (loss)                  865                 (4,254)
      Earnings (loss) per share:
        Primary                          $(.25)                $(2.95)
        Fully diluted                     (.25)                 (2.95)

3. Notes Payable

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, the Company obtained waivers from compliance with these covenants from Harris covering the period up to and including November 29, 1997.
The line also contains certain cross default provisions with the indenture for the 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. At September 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $69.1 million and $71.5 million, bearing interest at the prime rate of 8.5%.

4.  Statement of Cash Flows

Borrowings under the revolving credit line in the six months ended September 30, 1997 and 1996 totaled $96.7 million and $166.3 million, respectively, and repayments during the same periods totaled $100.9 million and $131.7 million, respectively. ARI made cash payments for interest and financing fees of approximately $10.9 million and $9.3 million during the six months ended September 30, 1997 and 1996, respectively. ARI did not pay any federal or state income taxes during the six months ended September 30, 1997 and paid $230 thousand during the six months ended September 30, 1996.

5.  Commitments and Contingencies

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs against Gerald D. Murphy and Douglas A. Murphy. The Company and ERLY were named as defendants in the lawsuit by amendment to the original petition in September 1995. This lawsuit is a dispute between the general partner of a proposed real estate development and Gerald D. Murphy and Douglas A. Murphy over their contractual obligations, if any, to the partnership. The Company and ERLY were named as defendants in the lawsuit allegedly because of their efforts to obtain restraining orders to prevent threatened foreclosures on the ERLY Common Stock pledged as collateral by Gerald D. Murphy, which threatened ARI's Note financing. The lawsuit also alleges certain other activities by the Company and ERLY, including knowing participation in breaches of fiduciary duties, fraud, and civil conspiracy with Gerald D. Murphy and Douglas A. Murphy. A restraining order was issued preventing foreclosure on the shares pledged by Mr. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, the Company, ERLY, Gerald D. Murphy and Douglas A. Murphy are using common legal counsel in this matter. Gerald D. Murphy has agreed to pay up to 50% of such expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997, the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the amount of $9,657,000, rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, the Company of $100,000, and ERLY of $100,000. The defendants have filed motions before the trial court for judgment in defendants' favor not withstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those amounts. In the event any judgment is entered against the Company or ERLY, the Company and ERLY intend to appeal that judgment. At this time, prior to the trial court's rulings on the defendants' expected motions to set aside or reduce the verdicts, the Company cannot state whether or not the outcome of this litigation may have a material impact on its or ERLY's financial condition. It may be some time before an actual final judgment is entered.

On July 24, 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana (the "Powell Group"), through its wholly owned subsidiary, Farmers Rice Milling Company, Inc., a Louisiana corporation ("Farmers Rice") filed a shareholder derivative complaint purportedly on behalf of the Company and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. Farmers Rice recently amended the complaint to add all the other directors of the Company and ERLY as defendants. In the complaint, Farmers Rice alleges (1) breach of fiduciary duty, (2) waste of corporate assets and
(3) illegal corporate loan. The derivative complaint further requests injunctive relief prohibiting the Company and ERLY from making allegedly ongoing litigation defense payments on behalf of Gerald D. Murphy and Douglas
A. Murphy and requiring ongoing indemnification by such individuals to the Company and ERLY. Both the Company and ERLY are nominal defendants with the lawsuit being brought on behalf of the Company and ERLY against Gerald D. Murphy and Douglas A. Murphy. The complaint principally challenges certain litigation expenditures incurred by the Company in connection with litigation to which the Company, ERLY, Gerald D. Murphy, and Douglas A. Murphy are parties, which is described in the immediately preceding paragraph. While the complaint alleges that such expenditures were improperly incurred, in fact, all expenditures and the involvement of the Company in the underlying litigation were fully authorized by the Company's Board of Directors. The Company filed a motion to dismiss the lawsuit due to the Powell Group's failure to either make a demand on the board of directors to take action with respect to the wrongs alleged or to very specifically allege the facts which demonstrate why a demand on the board would be futile. The Company also argued that the issues in the derivative action were issues which the disinterested directors in pre-litigation resolutions had taken steps to resolve, such that these issues were properly dealt with in the first instance by the boards themselves. The Court agreed and dismissed the complaint without prejudice. The Company does not expect the Powell Group to re-file the lawsuit.

The Company was named as a co-defendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial has not been set.

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

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

Net Sales. Net sales decreased $28.3 million, or 23.3%, from $121.5 million in the September quarter of fiscal 1997 to $93.2 million in the September quarter of fiscal 1998. The sales decrease was composed of $33.3 million and $3.1 million in declines in export and U.S. rice sales, respectively, partially offset by $8.1 million in increases in sales of olives. Export sales declines were experienced in four Middle East markets and in Africa.

Gross Profit. Gross profit was 13.6% of sales in the fiscal 1998 quarter and

12.5% for the same period in 1997. Gross profit declined $2.5 million from $15.2 million in the fiscal 1997 quarter to $12.7 million in fiscal 1998 due primarily to lower sales.

Selling, general and administrative expense. Selling, general and administrative expense increased $1.0 million to $9.4 million in the fiscal 1998 quarter due primarily to higher advertising and promotional expenses.

Interest. Interest expense increased $1.0 million from $5.6 million in the fiscal 1997 period to $6.6 million in fiscal 1998 due primarily to higher average balances outstanding. Interest expense in both periods includes amortization of capitalized debt issuance costs and accretion of the $6 million original issue discount on the $100 million in principal amount of 13.0% mortgage notes due 2002.

Six Months Ended September 30, 1997 Compared to
Six Months Ended September 30, 1996

Net Sales. Net sales decreased $12.3 million, or 5.6%, from $218.9 million in fiscal 1997 to $206.6 million in fiscal 1998. The sales decrease was composed of $32.6 million and $4.0 million in declines in export and U.S. rice sales, respectively, partially offset by and $24.3 million in increases in sales of olives. Export sales declines were experienced primarily in Middle East markets and in Africa.

Gross Profit. Gross profit was 11.7% of sales in fiscal 1998 and 9.9% for the same period in 1997. Gross profit increased $2.4 million from $21.7 million in fiscal 1997 to $24.1 million in fiscal 1998, due primarily to the Olive Acquisition.

Selling, general and administrative expense. Selling, general and administrative expense increased $3.4 million to $18.3 million in fiscal 1998 due primarily to higher advertising and promotional expenses associated with the Olive Acquisition.

Interest. Interest expense increased $2.5 million to $12.7 million in fiscal 1998 due primarily to higher average balances outstanding.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of raw materials and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequetly, the Company obtained waivers from compliance with these covenants from Harris covering the period up to and including November 29, 1997.

The line also contains certain cross default provisions with the indenture for the 13.0% mortgage notes due 2002. The Harris revolving credit line bears interest at ARI's option at either the prime rate or the London Interbank Offered Rate plus an applicable margin based upon ARI's adjusted funded debt ratio as defined, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. At September 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $69.1 million and $71.5 million, bearing interest at the prime rate of 8.5%. The borrowing base under this line of credit at September 30, 1997 was $79.6 million and the maximum borrowing during the six months ended September 30, 1997 was $84.7 million. The Company has requested a $10 million increase in the line of credit.

In July, 1997 ARI completed a sale and leaseback transaction with for substantially all of its olive processing machinery and equipment located in Visalia, California (the "Visalia Lease"). ARI realized proceeds from the sale of approximately $8.9 million which were used for operating purposes. ARI has leased these assets from for a seven year term with a two year extension option. The transaction is being accounted for as a capital lease with the proceeds recorded as a liability that is reduced by lease payments over the lease term.

In August, 1997 ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC will purchase, receive, store, process, and bag rice shipped in bulk to APC's Rice Terminal at Aqaba, Jordan. Additionally, the agreement provides that ARI can purchase rice from this facility for delivery to ARI's customers in the Middle East, primarily Saudi Arabia. The Company is currently discussing various financing arrangements to insure that sufficient levels of inventories are maintained by APC to meet ARI's and APC's sales requirements in Middle East markets.

In the quarter ended June 30 and currently, the liquidity of the Company has been impaired primarily as a result of the loss of financing associated with the RMTI agreement (see Note 5 to the Financial Statements and Part II - Legal Proceedings). Without the RMTI agreement, the general corporate financing required for the Company's sales and marketing in Saudi Arabia is significantly greater. The Company has had to utilize its credit lines to maintain the inventory position for its Saudi Arabia sales and has thus reduced the availability for its domestic activities. In addition to increasing the use of the Company's credit lines, the Company has also experienced an increase in its accounts payable. In addition to the Visalia Lease and the APC agreement discussed above, management is exploring several other opportunities to improve liquidity. However, no assurances can be given the Company can conclude the other arrangements being considered.

The Mortgage Notes provide for interest payments semiannually on February 28th and August 31st, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Mortgage Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Mortgage Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended September 30, 1997 was $5.0 million. Contingent interest of $376.5 thousand was accrued during the quarter. The total contingent interest accrued and unpaid at September 30, 1997 was $1.4 million. Additional contingent interest of $445.5 thousand will accrue over the period from October 1, 1997 to February 28, 1998. To date, no contingent interest has been paid because the applicable fixed cost coverage ratio permits deferral of payment.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of September 30, 1997. As of September 30, 1997, the Preferred B dividends accumulated but not declared are $22.5 million and the Preferred C dividends accumulated but not declared are $3.3 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs against Gerald D. Murphy and Douglas A. Murphy. The Company and ERLY were named as defendants in the lawsuit by amendment to the original petition in September 1995. This lawsuit is a dispute between the general partner of a proposed real estate development and Gerald D. Murphy and Douglas A. Murphy over their contractual obligations, if any, to the partnership. The Company and ERLY were named as defendants in the lawsuit allegedly because of their efforts to obtain restraining orders to prevent threatened foreclosures on the ERLY Common Stock pledged as collateral by Gerald D. Murphy, which threatened ARI's Note financing. The lawsuit also alleges certain other activities by the Company and ERLY, including knowing participation in breaches of fiduciary duties, fraud, and civil conspiracy with Gerald D. Murphy and Douglas A. Murphy. A restraining order was issued preventing foreclosure on the shares pledged by Mr. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, the Company, ERLY, Gerald D. Murphy and Douglas A. Murphy are using common legal counsel in this matter. Gerald D. Murphy has agreed to pay up to 50% of such expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997, the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the amount of $9,657,000, rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, the Company of $100,000, and ERLY of $100,000. The defendants have filed motions before the trial court for judgment in defendants' favor not withstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those amounts. In the event any judgment is entered against the Company or ERLY, the Company and ERLY intend to appeal that judgment. At this time, prior to the trial court's rulings on the defendants' expected motions to set aside or reduce the verdicts, the Company cannot state whether or not the outcome of this litigation may have a material impact on its or ERLY's financial condition. It may be some time before an actual final judgment is entered.

On July 24, 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana (the "Powell Group"), through its wholly owned subsidiary, Farmers Rice Milling Company, Inc., a Louisiana corporation ("Farmers Rice") filed a shareholder derivative complaint purportedly on behalf of the Company and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. Farmers Rice recently amended the complaint to add all the other directors of the Company and ERLY as defendants. In the complaint, Farmers Rice alleges (1) breach of fiduciary duty, (2) waste of corporate assets and
(3) illegal corporate loan. The derivative complaint further requests injunctive relief prohibiting the Company and ERLY from making allegedly ongoing litigation defense payments on behalf of Gerald D. Murphy and Douglas
A. Murphy and requiring ongoing indemnification by such individuals to the Company and ERLY. Both the Company and ERLY are nominal defendants with the lawsuit being brought on behalf of the Company and ERLY against Gerald D. Murphy and Douglas A. Murphy. The complaint principally challenges certain litigation expenditures incurred by the Company in connection with litigation to which the Company, ERLY, Gerald D. Murphy, and Douglas A. Murphy are parties, which is described in the immediately preceding paragraph. While the complaint alleges that such expenditures were improperly incurred, in fact, all expenditures and the involvement of the Company in the underlying litigation were fully authorized by the Company's Board of Directors. The Company filed a motion to dismiss the lawsuit due to the Powell Group's failure to either make a demand on the board of directors to take action with respect to the wrongs alleged or to very specifically allege the facts which demonstrate why a demand on the board would be futile. The Company also argued that the issues in the derivative action were issues which the disinterested directors in pre-litigation resolutions had taken steps to resolve, such that these issues were properly dealt with in the first instance by the boards themselves. The Court agreed and dismissed the complaint without prejudice. The Company does not expect the Powell Group to re-file the lawsuit.

The Company was named as a co-defendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial has not been set.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

4.3   By-Laws of American Rice, Inc., as amended

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended September 30, 1997, Registrant did not file any Form 8-K Reports.

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


                                           American Rice, Inc.
                                           -------------------
                                               Registrant

                                       By: /S/ Joseph E. Westover
                                       ---------------------------
                   				                    Joseph E. Westover
                                       Vice-President / Controlle

Exhibit 4.3
                                 BY-LAWS
                                   OF
                           AMERICAN RICE, INC.

                 (AS AMENDED THROUGH SEPTEMBER 9, 1992)

ARTICLE I
OFFICES

1.1 The principal office of the corporation shall be located in Houston, Texas.

1.2 The corporation may also have offices at such other places both within and without the State of Texas as the board of directors may from time to time determine or the business of the corporation may require.

ARTICLE II
MEETINGS OF SHAREHOLDERS

2.1 Meetings of shareholders for any purpose may be held at such time and place as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

2.2 Annual meetings of shareholders, commencing with the year 1992 shall be held on the date scheduled at the discretion of the board of directors which shall be no later than October 30th, to begin at 10:00 a.m., at which the shareholders shall elect a board of directors and transact such other business as may properly be brought before the meeting (As amended September 9, 1992.)

2.3 Special meetings of the shareholders for any purpose or purposes may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of shareholders owning one-tenth of all the shares entitled to vote at the meetings. A request for a special meeting shall state the purpose or purposes of the proposed meeting, and business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

2.4 Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

2.5 The holders of a majority of the shares issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, a quorum shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, provided a quorum shall be present or represented thereat, any business may be transacted which might have been transacted if the meeting had been held in accordance with the original notice thereof.

2.6 If a quorum is present at any meeting, the vote of the holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one upon which a different vote is required by law or by the articles of incorporation.

2.7 Each outstanding share having voting power shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact.

2.8 Any action required or which may be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all the shareholders entitled to vote with respect to the subject matter thereof.

ARTICLE III
DIRECTORS

3.1 The number of directors that shall constitute the whole board of directors shall be not less than one. Such number of directors shall from time to time be fixed and determined by the directors and shall be set forth in the notice of any meeting of shareholders held for the purpose of electing directors. The directors shall be elected at the annual meeting of shareholders, except as provided in Section 3.2, and each director elected shall hold office until his successor shall be elected and qualify. Directors need not be residents of Texas or shareholders of the corporation.

3.2 Any vacancy occurring in the board of directors may be filled by a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.

3.3 The number of directors may be increased or decreased from time to time as provided in these bylaws but no decrease shall have the effect of shortening the term of any incumbent director. Any directorship to be filled by reasons of an increase in the number of directors may be filled by election at any annual or special meeting of shareholders called for that purpose or by the board of directors for a term of office continuing only until the next election of one or more directors by the shareholders; provided that the board of directors may not fill more than two such directorships during the period between any two successive annual meetings of shareholders. (As amended June 26, 1989.)

3.4 Any director may be removed either for or without cause at any special meeting of shareholders duly called and held for such purpose.

MEETINGS OF THE BOARD OF DIRECTORS

3.5 Meetings of the board of directors, regular or special, may be held at such time and place as shall be stated in the notice of meeting or in a duly executed waiver of notice thereof.

3.6 The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the shareholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event that the shareholders fail to fix the time and place of such first meeting, it shall be held without notice immediately following the annual meeting of shareholders, and at the same place, unless by the unanimous consent of the directors then elected and serving such time or place shall be changed.

3.7 Regular meetings of the board of directors may be held upon such notice, or without notice, and at such time and at such place as shall from time to time be determined by the board.

3.8 Special meetings of the board of directors may be called by the chairman of the board of directors or the president and shall be called by the secretary on the written request of two directors. Notice of each special meeting of the board of directors shall be given to each director at least two days before the date of the meeting.

3.9 Attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened. Except as may be otherwise provided by law or by the articles of incorporation or by the bylaws, neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

3.10 At all meetings of the board of directors a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, unless otherwise specifically provided by law, the articles of incorporation or the bylaws. If a quorum shall not be present at any meeting of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

3.11 The board of directors, by resolution passed by a majority of the full board, may from time to time designate a member or members of the board to constitute committees, including an executive committee, which shall in each case consist of one or more directors and shall have and may exercise such powers, as the board may determine and specify in the respective resolutions appointing them. A majority of all the members of any such committee may determine its action and fix the time and place of its meetings, unless the board of directors shall otherwise provide. The board of directors shall have power at any time to change the number, subject as aforesaid, and members of any such committee, to fill vacancies and to discharge any such committee.

3.12 Any action required or permitted to be taken at a meeting of the board of directors or any committee may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the board of directors or committee, as the case may be.

3.13 By resolution of the board of directors, the directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

ARTICLE IV
NOTICES

4.1 Any notice to directors or shareholders shall be in writing and shall be delivered personally or mailed to the directors or shareholders at their respective addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be deposited in the United States mail, postage prepaid. Notice to directors may also be given by telegram.

4.2 Whenever any notice is required to be given under the provisions of the statutes or of the articles of incorporation or of these bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

ARTICLE V
OFFICERS

5.1 The officers of the corporation shall be elected by the board of directors and shall consist of a president, a vice-president, a secretary and a treasurer. The board of directors may also elect a chairman of the board, an assistant president, additional vice presidents, and one or more assistant secretaries and assistant treasurers. Two or more offices may be held by the same person, except that the offices of president and secretary may not be held by the same person.

5.2 The board of directors shall elect a president, one or more vice presidents, a secretary and a treasurer, none of whom need be a member of the board. The board of directors shall have the power to enter into contracts for the employment and compensation of officers for such terms as the board deems advisable.

5.3 The board of directors may appoint such other officers and assistant officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall have such authority and exercise such powers and perform such duties as shall be determined from time to time by the board of directors by resolution not inconsistent with these bylaws.

5.4 The salaries of all officers of the corporation shall be fixed by the board of directors.

5.5 The officers of the corporation shall hold office until their successors are elected or appointed and qualify, or until their death or until their resignation or removal from office. Any officer elected or appointed by the board of directors may be removed at any time by the board, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors.

THE CHAIRMAN OF THE BOARD

5.6 The chairman of the board, if one be elected, shall preside at all meetings of the board of directors and shall have such other powers and duties as may from time to time be prescribed by the board of directors, upon written directions given to him pursuant to resolutions duly adopted by the board of directors.

THE PRESIDENT

5.7 The president shall be the chief executive officer of the corporation, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect. He shall preside at all meetings of the shareholders.

THE VICE PRESIDENT

5.8 The vice presidents in the order of their seniority, unless otherwise determined by the board of directors, shall, in the absence or disability of the president, perform the duties and have the authority and exercise the powers of the president. They shall perform such other duties and have such other authority and powers as the board of directors may from time to time prescribe or as the president may from time to time delegate.

THE SECRETARY AND ASSISTANT SECRETARIES

5.9 The secretary shall attend all meetings of the board of directors and all meetings of shareholders and record all of the proceedings of the meetings of the board of directors and of the shareholders in a minute book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, shall affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of an assistant secretary or of the treasurer.

5.10 The assistant secretaries in the order of their seniority, unless otherwise determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary. They shall perform such other duties and have such other powers as the board of directors may from time to time prescribe or as the president may from time to time delegate.

THE TREASURER AND ASSISTANT TREASURERS

5.11 The treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts and records of receipts, disbursements and other transactions in books belonging to the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

5.12 Treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the president or board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

5.13 If required by the board of directors, the treasurer shall give the corporation a bond of such type, character and amount as the board of directors may require.

5.14 The assistant treasurers in the order of their seniority, unless otherwise determined by the board of directors, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer. They shall perform such other duties and have such other powers as the board of directors may from time to time prescribe or the president may from time to time delegate.

ARTICLE VI
CERTIFICATES REPRESENTING SHARES

6.1 The shares of the corporation shall be represented by certificates signed by the president or a vice president and the secretary or an assistant secretary of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof.

6.2 The signatures of the president or vice president and the secretary or assistant secretary upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue.

LOST CERTIFICATES

6.3 The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost or destroyed. When authorizing such issue of a new certificate, the board of directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient and may require such indemnities as it deems adequate to protect the corporation from any claim that may be made against it with respect to any such certificate alleged to have been lost or destroyed.

6.4 Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto and the old certificate canceled and the transaction recorded upon the books of the corporation.

CLOSING OF TRANSFER BOOKS

6.5 For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall be applied to any adjournment thereof except where the determination has been made through the closing of the stock transfer books and the stated period of closing has expired.

REGISTERED SHAREHOLDERS

6.6 The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Texas.

LIST OF SHAREHOLDERS

6.7 The officer or agent having charge of the transfer books for shares shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order, with the address of each and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours.
Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof, shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of the shareholders.

ARTICLE VII
GENERAL PROVISIONS
DIVIDENDS

7.1 Subject to the provisions of the articles of incorporation relating thereto, if any, dividends may be declared by the board of directors, in its discretion, at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in the corporation's own shares, subject to any provisions of the articles of incorporation.

7.2 Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve fund for meeting contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

CHECKS

7.3 All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

FISCAL YEAR

7.4 By resolution of the board of directors the fiscal year of the corporation shall be March 31.

SEAL

7.5 The corporate seal shall be in such form as may be prescribed by the board of directors. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

BOOKS AND RECORDS

7.6 The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and board of directors, and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each.

ARTICLE VIII
AMENDMENTS

8.1 The bylaws may be altered, amended, or repealed or new bylaws may be adopted by a majority of the whole board of directors at any regular or special meeting.

ARTICLE IX
INDEMNIFICATION OF DIRECTORS AND OFFICERS

9.1 Article 2.02-1 of the Texas Business Corporation Act permits the corporation to indemnify its present and former directors and officers to the extent and under the circumstances set forth therein. In addition, in some instances, indemnification is required by such Article. The corporation hereby elects to and does hereby indemnify all such persons to the fullest extent permitted or required by such Article promptly upon request of any such person making a request for indemnity hereunder. Such obligation to so indemnify and to so make all necessary determinations may be specifically enforced by resort to any court of competent jurisdiction. Further, the corporation shall pay or reimburse the reasonable expenses of such persons covered hereby in advance of the final disposition of any proceeding to the fullest extent permitted by such Articles and subject to the conditions thereof.

Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


					  Three Months          Six Months
                             Ended September 30,   Ended September 30,
                                1997       1996       1997       1996
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)         ($1,736)      $976    ($3,523)   ($1,620)



  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (2,590)    (2,590)
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
                               (1,483)    (1,483)    (2,965)    (2,965)
                           --------------------------------------------
  Loss applicable to
    common stock              ($3,219)     ($507)   ($6,488)   ($4,585)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A              -          -          -          -
                           --------------------------------------------
                                2,444      2,444      2,444      2,444
                           ============================================

  Loss per share
   applicable to common stock  ($1.32)     ($.21)    ($2.65)    ($1.88)
                           ============================================

Continued on next pag

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                 Three Months            Six Months
                               Ended September 30,   Ended September 30,
                                1997       1996       1997       1996
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings (loss)         ($1,736)      $976    ($3,523)   ($1,620)


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock              ($1,924)      $788    ($3,898)   ($1,995)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock ($.22)      $.09      ($.44)     ($.23)
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