Form 10-Q/A
period 1997-09-30
AMERICAN RICE INC
filed 1998-02-18
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A


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
                                 (Unaudited)

                                    Three Months         Six Months
                                Ended September 30,  Ended September 30,
                                   1997      1996      1997      1996
                                ----------------------------------------
                               (As Restated)      (As Restated)

Net sales                         $73,324  $121,513  $186,709  $218,920

Cost of sales                      64,183   106,346   166,112   197,210
                                ----------------------------------------
    Gross profit                    9,141    15,167    20,597    21,710

Selling, general and
  administrative expenses           9,430     8,442    18,309    14,867
                                ----------------------------------------
    Operating income                (289)     6,725     2,288     6,843

Interest expense                    6,571     5,569    12,692    10,188
Interest income                      (604)     (600)   (1,278)   (1,166)
Other (income) and expense             82       231       141       352
                                ----------------------------------------
Earnings (loss) before
  income taxes                     (6,338)    1,525    (9,267)   (2,531)

Provision for
  income taxes (benefit)           (2,436)      549    (3,578)     (911)
                                ----------------------------------------
    Net earnings (loss)           ($3,902)     $976   ($5,689)  ($1,620)
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     2,965     2,965
                                ----------------------------------------
Net loss applicable
  to common stock                 ($5,385)    ($507)  ($8,654)  ($4,585)
                                ========================================
Loss per applicable
  common and common equivalent
  share:

  Primary                          ($2.20)    ($.21)   ($3.54)   ($1.88)
                                ========================================
  Fully diluted                    ($2.20)    ($.21)   ($3.54)   ($1.88)
                                ========================================

See Notes to Consolidated Financial Statements

			AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                 September 30, March 31,
                                                     1997         1997
                                                  ----------------------
                                                 (As Restated)
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $2,923     $3,235
  Accounts receivable, net                            42,960     64,062
  Inventories
    Finished goods                                    83,907     75,969
    Raw materials                                     46,633     46,289
  Prepaid expenses                                     4,554      2,441
  Deferred income taxes                                2,791      2,791
                                                  ----------------------
    Total current assets                             183,768    194,787


Other assets                                          21,313     21,216
Receivable from ERLY                                  24,755     24,166
Property, plant and equipment, net                    58,429     57,959
                                                  ----------------------
  Total assets                                      $288,265   $298,128
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (Thousands of Dollars, except share amounts)

                                                 September 30, March 31,
                                                     1997        1997
                                                  ----------------------
								 (As Restated)
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $ 73,387   $ 77,616
  Accounts payable                                    53,649     57,845
  Accrued expenses                                    17,881     18,733
  Current portion of long-term debt                    1,454        438
                                                  ----------------------
    Total current liabilities                        146,371    154,632

Long-term debt                                       103,971     96,144

Deferred income taxes                                  2,291      5,905

Commitments and contingencies (Note 5)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                    5,544     11,233
  Cumulative foreign currency translation
    adjustments                                       (1,520)    (1,394)
                                                  ----------------------
  Total stockholders' equity                          35,632     41,447
                                                  ----------------------
    Total liabilities and stockholders' equity      $288,265   $298,128
                                                  ======================

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                        Six Months
                                                    Ended September 30,
                                                     1997       1996
                                                  ----------------------
                                                  (As Restated)
OPERATING ACTIVITIES:
  Net earnings                                       ($5,689)   ($1,620)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      3,755      3,237
    Mortgage note discount accretion                     328        284
    (Gain) loss on sales of property                    (150)       138
    Deferred income taxes, net                        (3,614)    (1,141)
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                             21,102    (12,410)
      Inventories                                     (8,282)      9,266
      Prepaid expenses                                (2,113)      (643)
      Other assets                                      (949)    (1,537)
      Receivable from ERLY                              (589)       374
      Accounts payable                                (4,196)    (1,548)
      Accrued expenses                                  (852)     4,414
                                                  ----------------------
  Net cash used in
    operating activities                              (1,249)    (1,186)

INVESTING ACTIVITIES:
  Property, plant and equipment additions             (3,373)    (1,998)
  Campbell olive acquisition					     -    (33,952)
  Proceeds from sales of assets                          150      2,299
                                                  ----------------------
  Net cash used in
    investing activities                              (3,223)   (33,651)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                (4,229)    34,646
  Proceeds from issuance of long-term debt             9,080        233
  Repayment of long-term debt                           (565)      (137)
  Other, net                                            (126)         3
                                                  ----------------------
  Net cash provided by
    financing activities                               4,160     34,745
                                                  ----------------------
NET DECREASE IN CASH                                    (312)       (92)

CASH:
  Beginning of the period                              3,235      2,803
                                                  ----------------------
  End of the period                                   $2,923     $2,711
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


                                                                      Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1997       $3,878     $2,444    $25,286    $11,233    ($1,394)   $41,447

Net loss (as restated)        -          -          -        (5,689)       -       (5,689)

Foreign currency
  translation                 -          -          -          -          (126)      (126)
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance September 30, 1997  $3,878     $2,444    $25,286     $5,544    ($1,520)   $35,632
    (as restated)        =========  =========  =========  =========  =========  =========

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

2. Restatement

In August 1997 ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from the Company to maintain adequate inventory levels in Jordan. The Company is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. As a result of these events, the Company has concluded that the facts supporting the original sales to APC have changed to such an extent as to warrant reversing the sales in the second quarter. Accordingly, the Company has reversed the sales and recorded the rice in the APC facility as inventory. The following table analyzes the impact of this event(in thousands of dollars, except per share amounts):

                            Three Months                Six Months
                      Ended September 30, 1997    Ended September 30, 1997
                      ------------------------    ------------------------
                      Previously        As        Previously        As
                       Reported       Restated     Reported      Restated
                      ----------    ----------    ----------    ----------

   Net Sales            $93,196       $73,324      $206,581      $186,709
   Gross Profit          12,692         9,141        24,148        20,597
   Net Loss              (1,736)       (3,902)       (3,523)       (5,689)
   Loss per common share:
     Primary              (1.32)        (2.20)        (2.65)        (3.54)
     Fully Diluted        (1.32)        (2.20)        (2.65)        (3.54)



                                       September 30, 1997
                                    ------------------------
                                    Previously        As
                                     Reported      Restated
                                    ----------    ----------

   Accounts receivable, net           $62,832       $42,960
   Inventories                        115,056       130,540
   Total assets                       292,653       288,265
   Current liabilities                147,208       146,371
   Stockholders' equity                37,798        35,632

3. Olive Business Acquisition

On July 5, 1996, the Company acquired the domestic and foreign olive business from Campbell Soup Company ("CSC Olives") for approximately $38 million (the "Olive Acquisition"). Assets acquired include domestic inventories and fixed assets, all of the outstanding common stock of Compania Envasadora Loreto, S.A., a Spanish company that comprises the foreign olive business and fifty-one percent of the stock of Sadrym California, a marketer of olive processing machinery. The purchase was funded primarily from ARI's credit facilities. The Olive Acquisition was accounted for as a purchase, and the results of operations of the acquired business are included in ARI's consolidated financial statements after July 5, 1996.

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Olive Acquisition occurred on the first day of the operating period presented (thousands of dollars, except per share amounts):

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

4. Notes Payable

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, the company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for the 13.0% Mortgage Notes due 2002 (the "Mortgage Notes"). The Harris credit line bears interest at the prime rate, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. On December 19, 1997, ARI received a 90 day $10 million increase to the revolving credit line from Harris. At September 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $69.1 million and $71.5 million, bearing interest at the prime rate of 8.5%.

5.  Statement of Cash Flows

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

6.  Commitments and Contingencies

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs against Gerald D. Murphy and Douglas A. Murphy. The Company and ERLY were also named as defendants in the lawsuit by amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and Gerald D. Murphy and Douglas A. Murphy over their contractual obligations, if any, to the partnership. The Company and ERLY were named as defendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on the ERLY Common Stock pledged as collateral by Gerald D. Murphy, which threatened ARI's Mortgage Note financing. The lawsuit also alleges certain other activities by the Company and ERLY, including knowing participation in breaches of fiduciary duties, fraud, and civil conspiracy with Gerald D. Murphy and Douglas A. Murphy. A restraining order was issued preventing foreclosure on the shares pledged by Mr. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, the Company, ERLY, and Douglas A. Murphy are using common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997, the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the aggregate amount of $9,657,000, rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, the Company of $100,000, and ERLY of $100,000. The defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards. On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998. If a new trial is not granted, the Company and ERLY intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post the bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superseding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on its and ERLY's financial condition.

The Company was named as a co-defendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial is set for December 1, 1998.

On July 24, 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana (the "Powell Group"), through its wholly owned subsidiary, Farmers Rice Milling Company, Inc., a Louisiana corporation ("Farmers Rice") filed a shareholder derivative complaint purportedly on behalf of the Company and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. On November 3, 1997, the Court dismissed the complaint without prejudice.

The Company is considering a number of alternatives for paying the fixed interest due on the Mortgage Notes on February 28, 1998, but due to the current impairment of the liquidity of the Company and pending resolution of the Company's ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation, the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the thirty day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations (as Restated)

Restatement

In August 1997 ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from the Company to maintain adequate inventory levels in Jordan. The Company is currently negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. As a result of these events, the Company has concluded that the facts supporting the original sales to APC have changed to such an extent as to warrant reversing the sales in the second quarter. Accordingly, the Company has reversed the sales and recorded the rice in the APC facility as inventory. Adjustments are detailed in note 2 of Notes to Consolidated Financial Statements. The following discussion and analysis reflects all such adjustments.

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

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

Net Sales. Net sales decreased $48.2 million, or 39.7%, from $121.5 million in the September quarter of fiscal 1997 to $73.3 million in the September quarter of fiscal 1998. The sales decrease was composed of $53.2 million and $3.1 million in declines in export and U.S. rice sales, respectively, partially offset by $8.1 million in increases in sales of olives. Export sales declines were experienced in four Middle East markets and in Africa.

Gross Profit. Gross profit was 12.5% of sales in the fiscal 1998 quarter and 12.5% for the same period in 1997. Gross profit declined $6.1 million from $15.2 million in the fiscal 1997 quarter to $9.1 million in fiscal 1998 due primarily to lower sales.

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

Six Months Ended September 30, 1997 Compared to
Six Months Ended September 30, 1996

Net Sales. Net sales decreased $32.2 million, or 14.7%, from $218.9 million in fiscal 1997 to $186.7 million in fiscal 1998. The sales decrease was composed of $52.5 million and $4.0 million in declines in export and U.S. rice sales, respectively, partially offset by and $24.3 million in increases in sales of olives. Export sales declines were experienced primarily in Middle East markets and in Africa.

Gross Profit. Gross profit was 11.0% of sales in fiscal 1998 and 9.9% for the same period in 1997. Gross profit declined $1.1 million from $21.7 million in fiscal 1997 to $20.6 million in fiscal 1998, due primarily to the Olive Acquisition.

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

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, the company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for the 13.0% Mortgage Notes due 2002 (the "Mortgage Notes"). The Harris credit line bears interest at the prime rate, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. On December 19, 1997, ARI received a 90 day $10 million increase to the revolving credit line from Harris. At September 30, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $69.1 million and $71.5 million, bearing interest at the prime rate of 8.5%. The borrowing base under this line of credit at September 30, 1997 was $79.6 million and the maximum borrowing during the six months ended September 30, 1997 was $84.7 million.

In July 1997 ARI completed a sale and leaseback transaction for substantially all of its olive processing machinery and equipment located in Visalia, California (the "Visalia Lease"). ARI realized proceeds from the sale of approximately $8.9 million which were used for operating purposes. ARI has leased these assets from for a seven year term with a two year extension option. The transaction is accounted for as a capital lease with the proceeds recorded as a liability that is reduced by lease payments over the lease term.

In August 1997 ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. Additionally, the agreement provides that ARI purchase rice from this facility for delivery to ARI's customers in the Middle East, primarily Saudi Arabia. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from the Company to maintain adequate inventory levels in Jordan, and delays in shipments to ARI's customers in Saudi Arabia. The Company is negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained.

Beginning in the quarter ending June 30, 1997, the liquidity of the Company has been significantly impaired in part as a result of the loss of financing associated with the RMTI agreement (see Part II - Legal Proceedings). Without the RMTI agreement, the general corporate financing required for the Company's sales and marketing in Saudi Arabia is significantly greater. The Company has had to utilize its credit lines to maintain the inventory position for its Saudi Arabia sales and has thus reduced the availability for its domestic activities. In addition to increasing the use of the Company's credit lines, the Company has also experienced an increase in its accounts payable. Management believes that its rice raw material costs have increased to the extent the impairment of liquidity has precluded it from bidding on a competitive basis. In addition to the Visalia Lease and the financing under the APC agreement discussed above, management is exploring several other opportunities to improve liquidity. However, no assurances can be given that the Company can conclude the other arrangements being considered.

The Mortgage Notes provide for interest payments semiannually on February 28th and August 31st, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Mortgage Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Mortgage Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended September 30, 1997 was $1.5 million as restated (see Note 2 of Notes to Consolidated Financial Statements). Contingent interest of $376.5 thousand was accrued during the quarter. The total contingent interest accrued and unpaid at September 30, 1997 was $1.4 million. Additional contingent interest of $445.5 thousand will accrue over the period from October 1, 1997 to February 28, 1998. To date, no contingent interest has been paid because the applicable fixed cost coverage ratio permits deferral of payment. The Company is considering a number of alternatives for paying the fixed interest due on the Mortgage Notes on February 28, 1998, but due to the current impairment of the liquidity of the Company and pending resolution of the Company's ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation (see Legal Proceedings), the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the thirty day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of September 30, 1997. As of September 30, 1997, the Preferred B dividends accumulated but not declared are $22.5 million and the Preferred C dividends accumulated but not declared are $3.3 million.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In April 1995, a lawsuit was filed in the district court of Harris County, Texas by Kingwood Lakes South, L.P. and Tenzer Company, Inc., as plaintiffs against Gerald D. Murphy and Douglas A. Murphy. The Company and ERLY were also named as defendants in the lawsuit by amendment to the original petition in September 1995. This lawsuit arises from a dispute between the general partner of a proposed real estate development and Gerald D. Murphy and Douglas A. Murphy over their contractual obligations, if any, to the partnership. The Company and ERLY were named as defendants in the lawsuit allegedly because of their efforts to first obtain restraining orders to prevent threatened foreclosures on the ERLY Common Stock pledged as collateral by Gerald D. Murphy, which threatened ARI's Mortgage Note financing. The lawsuit also alleges certain other activities by the Company and ERLY, including knowing participation in breaches of fiduciary duties, fraud, and civil conspiracy with Gerald D. Murphy and Douglas A. Murphy. A restraining order was issued preventing foreclosure on the shares pledged by Mr. Murphy but such restraining order was subsequently terminated. The plaintiffs then obtained 333,333 shares of the pledged stock which was thereafter sold. In order to minimize legal expenses, the Company, ERLY, and Douglas A. Murphy are using common legal counsel in this matter. Gerald D. Murphy retained separate legal counsel in February 1997. He has agreed to pay up to 50% of legal expenses after any insurance recoveries as determined by the members of the board of directors not a party to the lawsuit. On September 9, 1997, the jury in this litigation returned two alternative verdicts in favor of the plaintiffs and the plaintiffs were required to elect between those verdicts. The plaintiffs elected the jury's tort claim verdict in the aggregate amount of $9,657,000, rendered jointly and severally against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY, along with separate awards of punitive damages against Gerald D. Murphy of $3,000,000, Douglas A. Murphy of $500,000, the Company of $100,000, and ERLY of $100,000. The defendants subsequently filed motions before the trial court for judgment in defendants' favor notwithstanding the verdict and for a reduction of the amounts awarded by the jury based, in part, on the absence of evidence to support those awards. On January 13, 1998 a final judgment was rendered in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998. If a new trial is not granted, the Company and ERLY intend to appeal this judgment and believe they will be successful on appeal, however, there can be no assurance that the Company will be successful in its appeal. At this time, the Company does not have resources to post the bond and there is no assurance that they will do so. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. These efforts include discussions with its insurors and other actions such as the sale of assets. Without posting a bond or otherwise superseding the judgment by mid-April, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on its and ERLY's financial condition.

The Company was named as a co-defendant with Messrs. John M. Howland and George E. Prchal in a lawsuit filed in February 1997 in the U.S. District Court for the Southern District of Texas by Rice Milling & Trading Investments, LTD., an Isle of Man Company ("RMTI"). In 1994, ARI entered into an agreement with RMTI for processing the Company's rice through RMTI's facility in Jeddah, Saudi Arabia. Messrs. Howland and Prchal were officers of RMTI through January 1997, and prior to October 1993 they were officers of ARI. Messrs. Howland and Prchal were directors of ARI from October 1993 through October 1997. In January 1997, RMTI ceased shipping ARI's rice through its Jeddah facility and terminated the employment of Messrs. Howland and Prchal. The lawsuit alleges among other things ARI failed to perform under the terms of the agreement and Messrs. Howland and Prchal breached their fiduciary duties to RMTI. On April 21, 1997, ARI obtained a preliminary injunction from the U.S. District Court for the Southern District of Texas ordering RMTI to desist and refrain from purchasing rice of U.S. or Vietnam origin from any supplier other than ARI and from introducing and/or marketing rice of U.S. and Vietnam origin in Saudi Arabia targeted against ARI's U.S. origin and Vietnam origin rice. In October 1997, ARI voluntarily terminated this injunction. RMTI has added claims of fraud, participation in breach of duty, and tortuous interference against ARI. The date for the trial is set for December 1, 1998.

On July 24, 1997, The Powell Group, a diversified holding company based in Baton Rouge, Louisiana (the "Powell Group"), through its wholly owned subsidiary, Farmers Rice Milling Company, Inc., a Louisiana corporation ("Farmers Rice") filed a shareholder derivative complaint purportedly on behalf of the Company and ERLY against Gerald D. Murphy, Douglas A. Murphy, the Company, and ERLY in the United States District Court, Central District of California. On November 3, 1997, the Court dismissed the complaint without prejudice.


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



                                           American Rice, Inc.
                                           -------------------
                                               Registrant

                                       By: /S/ Joseph E. Westover
                                       ---------------------------
				                    Joseph E. Westover
                                       Vice-President / Controlle


Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


					  Three Months          Six Months
                             Ended September 30,   Ended September 30,
                                1997       1996       1997       1996
                           --------------------------------------------

PRIMARY EARNINGS (LOSS) PER SHARE

  Net earnings (loss)         ($3,902)      $976    ($5,689)   ($1,620)



  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (2,590)    (2,590)
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
                               (1,483)    (1,483)    (2,965)    (2,965)
                           --------------------------------------------
  Loss applicable to
    common stock              ($5,385)     ($507)   ($8,654)   ($4,585)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A              -          -          -          -
                           --------------------------------------------
                                2,444      2,444      2,444      2,444
                           ============================================

  Loss per share
   applicable to common stock  ($2.20)     ($.21)    ($3.54)    ($1.88)
                           ============================================

Continued on next pag



Exhibit 11.1 (Continued)

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                 Three Months            Six Months
                               Ended September 30,   Ended September 30,
                                1997       1996       1997       1996
                           --------------------------------------------

FULLY DILUTED EARNINGS PER SHARE *


  Net earnings (loss)         ($3,902)      $976    ($5,689)   ($1,620)


  Less dividends on preferred stock:
    Series C                     (188)      (188)      (375)      (375)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock              ($4,090)      $788    ($6,064)   ($1,995)
                           ============================================
  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock ($.46)      $.09      ($.69)     ($.23)
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