Form 10-Q
period 1997-12-31
AMERICAN RICE INC
filed 1998-02-18
CIK 824206

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the three months ended December 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $1 par value, as of February 6, 1998 is 2,443,860 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     AMERICAN RICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                    Three Months        Nine Months
                                 Ended December 31,   Ended December 31,
                                   1997      1996      1997      1996
                                ----------------------------------------

Net sales                        $116,932  $153,699  $303,641  $372,619

Cost of sales                     107,367   130,701   273,479   327,911
                                ----------------------------------------
    Gross profit                    9,565    22,998    30,162    44,708

Selling, general and
  administrative expenses          11,996    12,997    30,305    27,864
                                ----------------------------------------
    Operating income (loss)        (2,431)   10,001      (143)   16,844

Interest expense                    6,601     5,738    19,293    15,926
Interest income                      (659)     (615)   (1,937)   (1,781)
Other (income) and expense             65        50       206       402
                                ----------------------------------------
Earnings (loss) before
  income taxes                     (8,438)    4,828   (17,705)    2,297

Provision for
  income taxes (benefit)           (3,274)    1,738    (6,852)      827
                                ----------------------------------------
    Net earnings (loss)           ($5,164)   $3,090  ($10,853)   $1,470
                                ========================================
Preferred stock dividend
  requirements                      1,483     1,483     4,448     4,448
                                ----------------------------------------
Net earnings (loss) applicable
  to common stock                 ($6,647)   $1,607  ($15,301)  ($2,978)
                                ========================================
Earnings (loss) per
  common share:

  Basic                            ($2.72)     $.66   ($6.26)   ($1.22)
                                ========================================
  Diluted                          ($2.72)     $.33   ($6.26)   ($1.22)
                                ========================================

See Notes to Consolidated Financial Statements

			AMERICAN RICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)

                                                 December 31,  March 31,
                                                     1997        1997
                                                  ----------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash                                                $3,190     $3,235
  Accounts receivable, net                            64,187     64,062
  Inventories
    Finished goods                                    97,117     75,969
    Raw materials                                     34,902     46,289
  Prepaid expenses                                     4,132      2,441
  Deferred income taxes                                4,107      2,791
                                                  ----------------------
    Total current assets                             207,635    194,787


Other assets                                          21,102     21,216
Receivable from ERLY                                  26,137     24,166
Property, plant and equipment, net                    55,570     57,959
                                                  ----------------------
  Total assets                                      $310,444   $298,128
                                                  ======================

Continued on next page

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (Thousands of Dollars, except share amounts)

                                                 December 31,  March 31,
                                                     1997        1997
                                                  ----------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $ 97,506   $ 77,616
  Accounts payable                                    50,494     57,845
  Accrued expenses                                    26,707     18,733
  Current portion of long-term debt                    1,506        438
                                                  ----------------------
    Total current liabilities                        176,213    154,632

Long-term debt                                       104,021     96,144

Deferred income taxes                                      -      5,905

Commitments and contingencies (Note 5)                     -          -

Stockholders' equity:
  Preferred stock, $1.00 par value; 4,000,000
    shares authorized;
    Series A- 777,777 convertible shares issued
      and outstanding, liquidation preference
      of $19,989                                         778        778
    Series B- 2,800,000 convertible shares issued
      and outstanding, liquidation preference
      of $14,000                                       2,800      2,800
    Series C- 300,000 shares issued
      and outstanding, liquidation preference
      of $1,500                                          300        300
  Common stock, $1.00 par value; 10,000,000
    shares authorized; 2,443,892 shares
    issued and outstanding                             2,444      2,444
  Paid-in capital                                     25,286     25,286
  Retained earnings                                      380     11,233
  Cumulative foreign currency translation
    adjustments                                       (1,778)    (1,394)
                                                  ----------------------
  Total stockholders' equity                          30,210     41,447
                                                  ----------------------
    Total liabilities and stockholders' equity      $310,444   $298,128
                                                  ======================

See Notes to Consolidated Financial Statement

                  AMERICAN RICE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                              (Unaudited)
                                                        Nine Months
                                                    Ended December 31,
                                                     1997       1996
                                                  ----------------------
OPERATING ACTIVITIES:
  Net earnings                                      ($10,853)    $1,470
  Adjustments to reconcile net earnings to net cash
    provided by (used in) in operating activities:
    Depreciation and amortization                      5,768      5,122
    Mortgage note discount accretion                     506        442
    (Gain) loss on sales of property                    (143)       142
    Deferred income taxes, net                        (7,221)       597
    Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                               (125)   (36,089)
      Inventories                                     (9,761)   (20,504)
      Prepaid expenses                                (1,691)       (49)
      Other assets                                    (1,178)    (1,672)
      Receivable from ERLY                            (1,971)       708
      Accounts payable                                (7,351)    18,272
      Accrued expenses                                 7,974     19,033
                                                  ----------------------
  Net cash provided by
    operating activities                             (26,046)   (12,528)

INVESTING ACTIVITIES:
  Property, plant and equipment additions             (2,026)    (2,933)
  Campbell olive acquisition					     -    (33,952)
  Proceeds from sales of assets                          167      2,690
                                                  ----------------------
  Net cash used in
    investing activities                              (1,859)   (34,195)

FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                19,890     47,291
  Proceeds from issuance of long-term debt             9,288        348
  Repayment of long-term debt                           (849)      (230)
  Other, net                                            (469)        12
                                                  ----------------------
  Net cash provided by (used in)
    financing activities                              27,860     47,421
                                                  ----------------------
NET INCREASE (DECREASE) IN CASH                          (45)       698

CASH:
  Beginning of the period                              3,235      2,803
                                                  ----------------------
  End of the period                                   $3,190     $3,501
                                                  ======================
See Notes to Consolidated Financial Statement


                         AMERICAN RICE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Nine Months Ended December 31, 1997
                               (Thousands of Dollars)
                                     (Unaudited)


                                                                     Foreign     Total
                                              Additional             Currency   Stock -
                         Preferred   Common     Paid-in  Retained   Translation Holders'
                           Stock      Stock     Capital  Earnings   Adjustments  Equity
                         ---------  ---------  ---------  ---------  ---------  ---------
Balance April 1, 1997      $3,878     $2,444    $25,286    $11,233    ($1,394)   $41,447

Net loss                      -          -          -      (10,853)        -     (10,853)

Foreign currency
  translation                 -          -          -          -         (384)      (384)
                         ---------  ---------  ---------  ---------  ---------  ---------

Balance December 31, 1997  $3,878     $2,444    $25,286     $  380    ($1,778)   $30,210
                         =========  =========  =========  =========  =========  =========

See Notes to Consolidated Financial Statements

AMERICAN RICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The consolidated financial statements presented herein at December 31, 1997 and for each of the three and nine month periods ended December 31, 1997 and 1996 are unaudited; however, all adjustments which are, in the opinion of management necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 1997 is derived from the March 31, 1997 audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in American Rice, Inc.'s ("ARI" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

In the period ending December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Calculations of earnings per share amounts are given at Exhibit 11.1.

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

Operating results reflected in the accompanying financial statements do not include CSC Olives operating activities before July 5, 1996. The following summarized unaudited pro forma information assumes the Olive Acquisition occurred on the first day of the operating period presented (thousands of dollars, except per share amounts)



						         Nine Months
                                          Ended December 31,
                                                1996
                                              --------
      Net Sales                               $391,642
      Net Earnings (loss)                       (1,164)
      Earnings (loss) per share:
        Primary                                 $(2.30)
        Fully diluted                            (2.30)

3. Notes Payable

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, the company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for the 13.0% Mortgage Notes due 2002 (the "Mortgage Notes"). The Harris credit line bears interest at the prime rate, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. On December 19, 1997, ARI received a 90 day $10 million increase to the revolving credit line from Harris. At December 31, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $91.2 million and $71.5 million, bearing interest at the prime rate of 8.5%.

4.  Statement of Cash Flows

Borrowings under the revolving credit line in the nine months ended December 31, 1997 and 1996 totaled $137.2 million and $217 million, respectively, and repayments during the same periods totaled $117.3 million and $170 million, respectively. ARI made cash payments for interest and financing fees of approximately $13.4 million and $12.2 million during the nine months ended December 31, 1997 and 1996, respectively.

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

Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996

Net Sales. Net sales decreased $36.8 million, or 23.9%, from $153.7 million in the December quarter of fiscal 1997 to $116.9 million in the December quarter of fiscal 1998. The sales decrease was composed of $34.2 million and $716 thousand in declines in export and U.S. rice sales, respectively, and $1.9 million in decreased sales of olives. Export rice sales declines were experienced in the Middle East, Asia, Africa, and Europe.

Gross Profit. Gross profit was 8.2% of sales in the fiscal 1998 quarter and 15.0% for the same period in 1997. Gross profit declined $13.4 million from $23.0 million in the fiscal 1997 quarter to $9.6 million in fiscal 1998 due primarily to lower sales.

Selling, general and administrative expense. Selling, general and administrative expense declined $1.0 million to $12.0 million in the fiscal 1998 quarter due primarily to lower advertising and promotional expenses.

Interest. Interest expense increased $863 thousand from $5.7 million in the fiscal 1997 period to $6.6 million in fiscal 1998 due primarily to higher average balances outstanding. Interest expense in both periods includes amortization of capitalized debt issuance costs and accretion of the $6 million original issue discount on the Mortgage Notes.

Nine Months Ended December 31, 1997 Compared to
Nine Months Ended December 31, 1996

Net Sales. Net sales decreased $69.0 million, or 18.5%, from $372.6 million in fiscal 1997 to $303.6 million in fiscal 1998. The sales decrease was composed of $86.6 million and $4.8 million in declines in export and U.S. rice sales, respectively, partially offset by and $22.4 million in increases in sales of olives. Export rice sales declines were experienced in the Middle East, Asia, Africa, and Europe.

Gross Profit. Gross profit was 9.9% of sales in fiscal 1998 and 12.0% for the same period in 1997. Gross profit declined $14.5 million from $44.7 million in fiscal 1997 to $30.2 million in fiscal 1998, due primarily to lower rice sales volume partially offset by higher gross profit from olives sales.

Selling, general and administrative expense. Selling, general and administrative expense increased $2.4 million to $30.3 million in fiscal 1998 due primarily to higher expenses associated with the Olive Acquisition.

Interest. Interest expense increased $3.4 million to $19.3 million in fiscal 1998 due primarily to higher average balances outstanding.

Liquidity and Capital Resources

ARI requires liquidity and capital primarily for the purchase of raw materials and to invest in property, plant and equipment necessary to support operations. Historically, ARI has financed both working capital and capital expenditures through internally generated funds and by funds provided by credit lines.

ARI has an $85 million revolving credit line with Harris Trust and Savings Bank ("Harris"). Funds available for borrowing (including letters of credit of up to $20.0 million) under this revolving credit loan at any time may not exceed 85% of eligible accounts receivable (or 90% of accounts receivable backed by acceptable letters of credit from customers), 75% of eligible rough rice inventory, and 70% of eligible finished goods inventory. The line is collateralized by substantially all of ARI's accounts receivable and inventory. In addition, this facility contains restrictive covenants which, among other things, require the attainment of certain financial ratios and provide limitations on capital expenditures, lease obligations, and prohibit dividend payments. As of September 30, 1997, ARI was not in compliance with certain of the covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. Subsequently, the company obtained waivers from compliance with these covenants from Harris covering the period up to and including December 30, 1997 and amendments effective December 31, 1997. As of December 31, 1997, ARI was not in compliance with the amended covenants related to interest coverage, adjusted funded debt and adjusted tangible net worth. The Company has requested waivers from compliance with these amended covenants. The line also contains certain cross default provisions with the indenture for the 13.0% Mortgage Notes due 2002 (the "Mortgage Notes"). The Harris credit line bears interest at the prime rate, with outstanding principal and interest due upon termination of the agreement, which continues in full force and effect until May 31, 1999 or until terminated with five days written notice from ARI subsequent to May 31, 1997. On December 19, 1997, ARI received a 90 day $10 million increase to the revolving credit line from Harris. At December 31, 1997 and March 31, 1997 respectively, the outstanding balances on this loan were $91.2 million and $71.5 million, bearing interest at the prime rate of 8.5%. The borrowing base under this line of credit at December 31, 1997 was $98.3 million and the maximum borrowing during the nine months ended December 31, 1997 was $91.2 million.

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

In August 1997 ARI reached an agreement with Aqaba Packaging Company ("APC") whereby APC purchases and processes rice shipped in bulk to APC's facility at Aqaba, Jordan. Additionally, the agreement provides that ARI purchase rice from this facility for delivery to ARI's customers in the Middle East, primarily Saudi Arabia. The Company has experienced continued problems with the implementation of the provisions of this agreement. These problems include APC's inability to meet its contractual commitments to purchase sufficient rice from the Company to maintain adequate inventory levels in Jordan, and delays in shipments to ARI's customers in Saudi Arabia. The Company is negotiating with APC for alternative arrangements for this facility so that adequate inventory levels may be maintained. ARI is accounting for this agreement as a $10 million line of credit secured by its inventories located at APC. As of December 31, 1997, ARI has drawn $11.6 million on this line and repaid $7.6 million and the balance outstanding under this agreement at December 31, 1997 is $4 million.

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

The Mortgage Notes provide for interest payments semiannually on February 28th and August 31st, accruing fixed interest at an annual rate of 13.0%, an effective yield rate of 14.4%. In addition to fixed interest, the Mortgage Notes bear contingent interest of 4.0% of consolidated cash flow (as defined) up to a limit of $40.0 million of consolidated cash flow during the fiscal year in which such interest accrues. Contingent interest accrues in each semiannual period (as defined) in which consolidated cash flow in such period and the immediately preceding semiannual period is equal to or greater than $20.0 million. Contingent interest is payable semiannually, but ARI may elect to defer all or a portion of any such payment to the extent that (a) the payment of such portion of contingent interest will cause ARI's adjusted fixed charge coverage ratio (as defined) for the two consecutive applicable semiannual periods to be less than 2.0:1 and (b) the principal of the Mortgage Notes corresponding to such contingent interest has not then matured and become due and payable. The consolidated cash flow for the quarter ended December 31, 1997 was negative ($1.1) million. Contingent interest of $268.5 thousand was accrued during the quarter. The total contingent interest accrued and unpaid at December 31, 1997 was $1.67 million. Additional contingent interest of $179 thousand will accrue over the period from January 1, 1998 to February 28, 1998. To date, no contingent interest has been paid because the applicable fixed cost coverage ratio permits deferral of payment. The Company is considering a number of alternatives for paying the fixed interest due on the Mortgage Notes on February 28, 1998, but due to the current impairment of the liquidity of the Company and pending resolution of the Company's ability to satisfy or appeal the final judgment in the Kingwood Lakes South litigation (see Legal Proceedings), the Company will not be able to make such payment by the due date. The Company anticipates that such payment will be made before the end of the thirty day grace period, however, no assurances can be given that such interest payment can be made by the end of the grace period.

ARI's Preferred B and C stock carries annual cumulative, non-participating dividends of $5.2 million and $750 thousand respectively. No dividends have been declared or paid as of December 31, 1997. As of December 31, 1997, the Preferred B dividends accumulated but not declared are $23.7 million and the Preferred C dividends accumulated but not declared are $3.4 million.

On January 13, 1998 a final judgment on the Kingwood Lakes South litigation in which the tort claim verdict was reduced to $5.3 million plus prejudgment interest of $1.0 million. The punitive damages against all defendants remained unchanged in the final judgment. The Company filed a motion for a new trial on February 12, 1998. If a new trial is not granted, the Company and ERLY intend to appeal this judgment and believe they will be successful on appeal. The Company is attempting to arrange for the posting of a bond in order to avoid execution of this judgment pending appeal. At this time, the Company does not have resources to post the bond and there is no assurance that they will do so. Without posting a bond, the Company would be at risk for execution of the judgment against it. If the bond can not be posted or if the judgment can not be paid, the outcome of this litigation will have a material adverse impact on its and ERLY's financial condition.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1  Computation of Earnings Per Share

27    Financial Data Schedule

(b) During the quarter ended December 31, 1997, Registrant did not file any Form 8-K Reports.

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



                                           American Rice, Inc.
                                           -------------------
                                               Registrant

                                       By: /S/ Joseph E. Westover
                                       ---------------------------
				                    Joseph E. Westover
                                       Vice-President / Controller



Exhibit 11.1

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)


					   Three Months          Nine Months
                               Ended December 31,   Ended December 31,
                                1997       1996       1997       1996
                           --------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE

  Net earnings (loss)         ($5,164)    $3,090   ($10,853)    $1,470

  Less dividends on preferred stock:
    Series B                   (1,295)    (1,295)    (3,885)    (3,885)
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
                               (1,483)    (1,483)    (4,448)    (4,448)
                           --------------------------------------------
  Earnings (loss) applicable
    to common stock           ($6,647)    $1,607   ($15,301)   ($2,978)
                           ============================================
  Average common
    shares outstanding:         2,444      2,444      2,444      2,444


 Basic earnings (loss)
   per share                   ($2.72)      $.66     ($6.26)    ($1.22)
                           ============================================

Continued on next pag



Exhibit 11.1 (Continued)

                   AMERICAN RICE, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
               (Thousands of Dollars Except Per Share Data)

                                 Three Months          Nine Months
                               Ended December 31,   Ended December 31,
                                1997       1996       1997       1996
                           --------------------------------------------

DILUTED EARNINGS PER SHARE

  Net earnings (loss) 		($5,164)    $3,090   ($10,853)    $1,470

  Less dividends on preferred stock:
    Series C                     (188)      (188)      (563)      (563)
                           --------------------------------------------
  Earnings (loss) applicable to
    common stock              ($5,352)    $2,902   ($11,416)      $907
                           ============================================

  Average common and common
    equivalent shares outstanding:
    Common                      2,444      2,444      2,444      2,444
    Preferred Series A            778        778        778        778
    Preferred Series B          5,600      5,600      5,600      5,600
                           --------------------------------------------
                                8,822      8,822      8,822      8,822
                           ============================================

    Earnings (loss) per share
     applicable to common stock ($.61)      $.33     ($1.29)      $.10
                           ============================================


    This calculation is presented in accordance with Regulation
    S-K item 601(b)(11) although it is contrary to paragraphs 13 and 27 of Statement of Financial Accounting Standards No. 128
    "Earnings per Share".